Form 10-Q
period 2012-01-31
Monarchy Resources, Inc.
filed 2012-03-15
CIK 1514324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to .

Commission File number 333-172825

MONARCHY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0525633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

243 Teresa St. Sta Mesa, Sampaloc, Manila, Philippines
(Address of principal executive offices)

(632) 725-3389
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 10, 2012: 30,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Monarchy Resources, Inc. (Pre-exploration stage company) at January 31, 2012 (with comparative figures as at October 31, 2011) and the statement of operations for the three months ended January 31, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to January 31, 2012 and the statement of cash flows for the three months ended January 31, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to January 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)

BALANCE SHEETS

	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$12,261	$16,086

Total Current Assets	$12,261	$16,086

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$3,192	$2,352
Advances from related parties	14,425	14,308

Total current liabilities	17,617	16,660

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value; 30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during the pre-exploration stage	(35,356)	(30,574)

Total Stockholders’ Deficiency	(5,356)	(574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,261	$16,086

The accompanying notes are an integral part of these unaudited financial statements.

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended January 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to January 31, 2012
(Unaudited)
	Three months ended January 31, 2012	Three months ended January 31, 2011	From June 16, 2010 (date of inception) to January 31, 2012

REVENUES	$-	$-	$-

EXPENSES

Exploration	-	-	14,000
Impairment on mineral claim acquisition	-	-	5,000
Legal	-	-	2,010
Professional fees	4,665	840	12,242
General and administrative	117	-	2,104

NET LOSS FROM OPERATIONS	$(4,782)	$(840)	$(35,356)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended January 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to January 31, 2012
(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011	From June 16, 2010 (date of inception) to January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,782)	$(840)	$(35,356)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Changes in accounts payable	840	840	3,192
Net cash (used) in operating activities	(3,942)	-	(27,164)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)
Net cash (used) in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	117	-	14,425
Proceeds from issuance of common stock	-	-	30,000

Net cash provided by financing activities	117	-	44,425

Net (decrease) increase in cash	(3,825)	-	12,261

Cash at beginning of period	16,086	23,986	-

CASH AT END OF PERIOD	$12,261	$23,986	$12,261

The accompanying notes are an integral part of these unaudited financial statements

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)
1.           ORGANIZATION

The Company, Monarchy Resources, Inc., was incorporated under the laws of the State of Nevada on June 16, 2010 with the authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

MONARCHY RESOURCES, INC.
 (Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$6,014	2030	$1,804	$(1,804)	-
2011	24,560	2031	7,368	(7,368)	-
2012	4,782	2032	1,435	(1,435)	-

	$35,356		$10,607	$(10,607)	$-

On January 31, 2012 the Company had a net operating loss carry forward of $35,356 for income tax purposes.  The tax benefit of approximately $10,607 from the loss carry forward has been fully offset by a valuation allowance.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations - Continued

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

On June 21, 2010, the Company acquired the La Carlota Gold Claim located in the Republic of Philippines from Rodelio Mining Ltd., an unrelated company, for the consideration of $5,000.  The La Carlota Gold Claim is located 30 kilometres northwest of the city of La Carlota in the Philippines.  Under Philippine’s law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

The acquisition costs have been impaired and expensed because there has been limited exploration activity and there has been no reserve established and we cannot currently project any future cash flows or salvage value.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended January 31, 2012, the directors made advances of $117 to the Company.

The two Directors have acquired 100% of the common stock issued and have made no interest, demand advances to the Company of $14,425.

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012
(Unaudited)

5.           CAPITAL STOCK

On July 24, 2010, Company completed a private placement consisting of 30,000,000 common shares at $0.001 per share sold to directors and officers for a total consideration of $30,000.

6.           GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Monarchy Resources, Inc. (“Monarchy” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on June 16, 2010.

Our offices are located at 243 Teresa St Sta Mesa, Sampaloc, Manila, Philippines and can be reached at (632) 724-3389.

We are a start-up, pre-exploration mining company formed to explore mineral properties for gold.  We have purchased a 100% interest in an 8 unit claim block named La Carlota Gold Claim (“La Carlota”) containing 97.3 hectares that is recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  The claim was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines and the Company incurred $5,000 to obtain title to La Carlota.   However, we do not currently have the necessary funds to undergo exploration of this property and will need to raise capital in order to do so.  If we cannot, we may have to go out of business. Our directors advanced $14,000 to undertake the first part of our exploration program. The proposed two phase exploration plan will cost approximately $41,090.  As at January 31, 2012, we had $12,261 in cash on hand and current liabilities of $16,660 resulting in a negative working capital position of $574.  To undertake Phase II of our exploration program we will require additional funds of $27,237.  There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. We have no other assets.

Near the end of June 2010, we hired a mining consultant, Angelo Ventura, to study and propose exploration plans for La Carlota.  The proposal can be found further into the prospectus under, “Mineral Claim”.   In undertaking Phase 1 of our exploration program we engaged the services of Jonathan Malig, Porfessional Geologist, whose finding are contained under the heading Mineral Claim.

There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the La Carlota or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have conducted  exploration work on the La Carlota as more fully described under Mineral Claim.

From our inception June 16, 2010 through January 31, 2012, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors.  Subsequent to January 31, 2012, we have raised no further funds other than the proposed advances from our directors mentioned above.

We have no subsidiaries.

We have no full-time employees other than our management who devote time to our operations.   For example, our President, Guilfred Casimiro spends approximately 35 hours each month while our Chief Financial Officer spends approximately 25 hours each month.   As our Company develops they will both devote more time to our operations.

While neither of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Philippines.  The cost expressed in the geological report on La Carlota is expressed in the local currency, Philippine Pesos (“PHP”).  For purposes of consistency and to express United States Dollars throughout this Form 10-Q, Philippine Pesos have been converted into United States currency at the rate of US $1.00 being approximately equal to PHP 43.8.

DESCRIPTION OF THE PROPERTY

We have a single mineral claim, La Carlota, located in the Republic of the Philippines. The title indicates that the Company owns the property outright.

Mineral rights in the Philippines are obtained by direct purchase from another land owner of a mining parcel.   The Department of Energy and Natural Resources also sells parcels of land for mining purposes.

The type of license obtained by the Company is legally known as an Exploration Permit (“EP”)

La Carlota Gold Claim can be identified in the Philippines by the following information:

Property Name:	La Carlota Gold Mine
Certificate Number:	PCLC1028858
Title Number:	CA188042
Registration Received:	June 11, 2010; Entered on June 14, 2010
Title Granted On:	June 30, 2010
Parcel Identifier:	058-735-651
8 Unit Claim Block:	97.3 Hectares

Our mining geologist, Angelo Ventura, recommended a two phase exploration program of this property of which Phase I has been completed and the results contained herein.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on either of our properties.

We do not have any ore body and have not generated any revenues from our operations.  Our planned exploration work is exploratory in nature.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the La Carlota or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have completed Phase I of our exploration program. We presently do not have funds sufficient to complete Phase II of our two-phase exploration program recommended for our mineral claim.

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams

Summary of La Carlota and Recommendations by Angelo Ventura

In 2010, the Company acquired a 100% interest in the La Carlota that was staked to cover gold zones.

The Carlota is located 6 miles northeast of Maao, 9.5 miles northwest of Bago which is basically the closest city to the Carlota.

Exploration work previously done on the La Carlota had indicated there are some favourable areas worthy of further exploration work.   Nevertheless, the Company feels that only through an extensive exploration work as set forth by Angelo Ventura, Professional Geologist, it might have a chance to identify an ore body. The question remains as to whether the grade and tonnage is sufficient to warrant a production decision in the future.

Disclaimer

In order to write his report, Angelo Ventura, had to rely upon historical and current geological reports of the area, comprising annual reports, papers, geological survey maps and assessment reports, mainly obtained from The Mineral Resources Department of the Ministry of Energy and The Mineral Resources of the Government of the Republic of the Philippines.  Between June 23 and 25, 2010, Angelo Ventura visited the La Carlota for the purpose of evaluating the exploration potential of the claim.

Surrounding Area in the Philippines

Most of the Philippines is made up of deposits of shell and eroded sand which is basically limestone.   Over the centuries, the limestone was pushed upwards which today results in one being able to find sea shells in many of the mountains within the country.  The Philippines are characterized by steep mountains which are not covered by forests of any degree.   Due to the lack of forest cover, rain falling on the mountains can easily washed into the sea below thereby causing erosion.   The central part of the

Philippines contain vase areas of copper, gold and coal reserves which in many situation are currently being mined.

Monarchy Resources, Inc. is preparing to conduct preliminary exploration work on La Carlota. The Company commenced the work on the La Carlota during the month of July 2011 and obtained a report prepared by Jonathan Malig, Professional Geologist, on December 13, 2011 outline the results of Phase 1 which are detailed on page 17.

Prior to Phase 1 commencing in July 2011, there has been no preliminary exploration work on the La Carlota.   The exploration program under Phase I was conducted in accordance to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices.

Property Location and Description

La Carlota claim project consists of one unpatented mineral claim, located 30 kilometres northwest of the city of La Carlota at UTM co-ordinates Latitude 17  25’00”N and Longitude 121 26’00”E.  The mineral claim was assigned to Monarchy Resources, Inc. by Rodelio Mining Ltd. (an unrelated company) and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral

Resources of the Government of the Republic of the Philippines.

There are no known environmental concerns or parks designated for any area contained within the claims.  The property has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

Monarchy Resources, Inc. has purchased a 100% interest in La Carlota.

Our executive officers have been to the La Carlota mineral claim.  They were involved in every phase of the purchase of the claim.  The decision to purchase the claim was based on the recommendation of the Company’s consulting geologist and the positive mining history of the area.

Mr. Ventura recommended La Carlota mineral claim to the directors and based upon his recommendation the mineral rights to La Carlota were acquired. There is no relationship between Rodelio Mining Ltd., Mr. Ventura and the Company.   The directors selected Mr. Ventura to prepare the geological report.  Management retained Mr. Ventura to conduct geological consulting work for Phase 1 of our exploration program in July 2011;the month the work started.

Royalty Obligations

None.

Accessibility, Climate, Local Resources, Infrastructure, and Topography

La Carlota claim is accessible from city of La Carlota by travelling on the country’s only highway system which consists of, for the most part, one lane in each direction and by taking an all weather gravel road.  The city of La Carlota lies in a non-active seismic area.  The city was formed in the so-called Carbon period, some 350 million years ago.  During this period, large shallow marshes were formed with abundant vegetation.  The rotting plants and trees in these marshes turned into peat and later into coal.  The city still has large coal reserves, which is the basis for the city’s current coal mining industry.

The Philippines is situated between 5 and 22 degrees North Latitude.  This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation.  Rainfall on the city can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 metres.  Due to the steep, deforested mountains, around 60 percent of the rainwater runs quickly to the sea.  The remaining 40 percent partly evaporates and partly seeps through to the island’s underground water aquifer.

La Carlota’s area has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items.  Drilling companies and assay facilities are present in the city of La Carlota.

Geological setting

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusive such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands.  The hill ranges are sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the Cretaceous Age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foot hills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish.  These granites occur in most of the districts except the coastal area.

Stratigraphy

The principal bedded rocks for the area of La Carlota (and for most of the Philippines) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Intrusive

In general, the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins.  These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels.  Gold occurs also in these sands as placers.

Gold belts in sheared gneissic rocks is found in three sub-parallel auriferous load zones where some blocks having 250 to 500 meter length and 1.5 to 2 meter width could be identified as most promising ones.

Structure

Depositional Environment / Geological Setting: Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

Host / Associated Rock Types:  Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites.  Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

Tectonic Setting(s): Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

Deposit Types

Deposits are from a few millimetres to over a metre thick in places.  Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns.

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone.  The major lodes cover an area of 4 km and are mostly within 600 m of the surface.  Lodes occur in three main structural settings:

(i)	Steeply dipping northwest-striking shears;

(ii)	Flat-dipping fractures (flatmakes); and

(iii)	Shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

On the east side of the La Carlota is intrusives consisting of rocks such as tonalite, monzonite and gabbro while the La Carlota itself is underlain by sediments and volcanics.   The intrusives also consist of a large mass of granodiorite towards the western most point of the property.   The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics.  The volcanics are hornfelsed, commonly contain minor pyrite and pyrrhotite.

The La Carlota is associated with Precambrian rocks that are present throughout the claim.   These rocks consisting of chert and argillites, basically sediments, and andesitic to basaltic volcanic have been intruded by granodiorite.   There is mineralization on the claim but past work has been limited and hence the potential of La Carlota has not been tested.

Exploration

Previous exploration work has not included any attempt to drill the structure on La Carlota.  Records indicate that no detailed exploration has been completed on the property.  No drilling is reported on the La Carlota.

All the exploration conducted to date has been conducted according to generally accepted exploration procedures with methods and preparations consistent with generally accepted exploration practices.   Angelo Ventura stated in his report that “no opinion as to the quality of the samples taken can be presented.   No other procedures of quality control were employed and no opinion on their lack is expressed.”

Recommendations

Angelo Ventura recommended a two phase program for future exploration work on the La Carlota in order to define areas of interest and mineralization.   First an air photo interpretation of the various structures on La Carlota would undertaken to determine the structures.   In conjunction with this photo interpretation a geological mapping of the La Carlota and immediate surrounding areas would have to be undertaken which would identify main showings.

Second exploration technique would be geophysical surveying using both magnetic and electromagnetic instrumentation of the areas defined as structures of interest containing mineralization.  A systematic system of soil sampling would be undertaken in the area of interest to determine the type of mineralization and the grade contained therein.   All the initial exploration work would be undertaken to define an area of interest that a drilling program could subsequently be undertaken.

Budget

Angelo Ventura recommended a budget of PHP 1,799,729 (US$41,090) as follows:

Phase I (Completed)	Philippine Currency	United States Currency

Geological mapping including air photo	315,268	$7,198
Geophysical surveying	291,500	6,655

Total Phase I	606,768	13,853
Phase II

Geochemical surveying with surface mapping including grab and soil samples	1,192,961	27,237

Total Phases I and II	1,799,729	$41,090

The above conversion rate has been done at PHP 43.8 to US $1.00. (July 11. 2011 rate at PHP 42.62 to US $1.00)

Phase I was commenced in July 2011 and the report issued by Jonathan Malig was dated December 13, 2011.

Requirements to Maintain La Carlota in Good Standing in the Philippines

Safety standards and environmental standards must be met at all times to keep the mining license for the Company current.  Licensing fees must be paid in full (approximately US$650.00) before exploration and the Company is responsible for all fees and costs.

A new license can take up to 30 days to process and the renewal of an existing license takes up to 14 days to process.   There are no bonding requirements for the Company but the mining company used for exploration purposes must be fully bonded and approved by the Department of Environmental and Natural Resources (DENR) and Mines and Geoscience.   The DERN also has the right to inspect the Company’s property on demand to ensure all criteria are being met.

Exploration Results from Phase I

The Company undertook Phase I exploration program during the fall of 2011 engaging the services of Jonathan Malig, Professional Geologist, who was available to complete the work for the Company.  In his report entitled “Independent Geological Mapping of the La Carlota Property” he indicated the Company “commenced grass root exploration and geological mapping of the La Carlota Gold Claim.  Since the initial discovery, the Company has escalated activity and sampling program, including some 1.1 km of manual costean sampling.   Gold, silver and base metal mineralization occurs in anastomosing quartz + pyrite + sulphide veins within intensely fractured then silicified east-west trending sub vertical structures, and in sheeted quartz + pyrite + base metal veins parallel to schistosity. Results to-date indicates background gold mineralization up to 0.5g/t Au, with grade consistently increasing in the vicinity of these sub vertical structure zones. Works completed so far have outlined mineralization within an envelope approximately 1.5 km long x 0.6 km wide.

The mineralized zone remains open in all directions. Initial geological observation suggests that mineralization exists north and east of the identified mineralization window, and additional sampling in the expanded area is underway. In addition to geochemical sampling, first-pass ground magnetic surveys have been conducted on the La Carlota prospect concurrently with the costean sampling program. Seven north-south lines were completed totaling approximately 7 line kilometers across the La Carlota target area.  The initial interpretation of the total magnetic intensity (TMI) signature suggests three main interest areas being;

1. a zone of magnetic high covering the northern portion of the survey area. This area is yet to be tested and is considered highly prospective;

2. a northeast-southwest trending zone of magnetic low occupying the southern portion, coinciding with the La Carlota Gold prospect area defined to date;

3. a circular magnetic high south of La Carlota prospect.

The TMI results strongly correlate with surface geological and geochemical observations to date further supporting the interpreted broad scale epithermal gold, base metal system and potential for a porphyry style system within the area.

The circular magnetic high immediately south of La Carlota Prospect (marked SN 15149 on the magnetic intensity diagram above) has returned coincidental elevated, gold, silver, copper, and zinc from rock chip outcrop samples. Further work is underway to advance definition of the mineralization. Initial rock-chip sample assays include:

- 36.7 g/t Au, 22.4 g/t Ag, 3.04 % Cu & 10.1 % Zn in outcrop sample 15152
- 19.1 g/t Au, 19.7 g/t Ag, 3.92 % Cu & 1.95 % Zn in outcrop sample 15150
- 11.9 g/t Au, 15 g/t Ag, 1.3 % Cu & 9.75 % Zn in outcrop sample 15149
- 3.75 g/t Au, 8 g/t Ag, 0.84 % Cu & 4.07 % Zn in outcrop sample 15151

Further high-grade gold results from La Carlota

Highlights:

1.	Multiple intersections of broad mineralization identified in costean samples up to 34m @ 3.29 g/t Au, 39.17 g/t Ag.
2.	Numerous meter scale interval samples above 10 g/t au, with best results of 1m @ 70 g/t Au, 22.5 g/t Ag
3.	New high grade copper zone identified with best outcrop rock chip samples of 36.7 g/t Au, 22.4 g/t Ag, 3.04 % Cu & 10.1 % Zn, and 19.1 g/t Au, 19.7 g/t Ag, 3.92 % Cu & 1.95 % Zn

Monarchy Resources is undertaking intense costean and grid based soil sampling programs in the area. Latest results received include broad zones of gold and silver mineralization, with intervals of very high grade ore.

Best continuous costean sample results include:

- 34m @ 3.29 g/t Au, 39.17 g/t Ag from costean KSTC 30, including 8m @ 6.39 g/t Au & 57.24 g/t Ag 6m @ 4.86 g/t Au &84.83 g/t Ag
- 21m @ 2.17 g/t Au, 4.34 Ag from costean KSTC37, including 4m @ 5.11 g/t Au, 2.95 g/t Ag
- 7m @ 3.04 g/t Au, 2.54g/t Ag from costean KSTC 25
- 11m @ 2.45 g/t Au, 8.92 g/t Ag from costean KSTC 42, including 3m @ 7.8 g/t Au, 23.37 g/t Ag
- 12m @ 2.75 g/t Au, 4.8 g/t Ag from costean KSTC 42, including 3m @ 7.53 g/t Au, 12.73 g/t Ag
- 7m @ 2.17 g/t Au, 18.72 g/t Ag from costean KSTC 36
- 7m @ 2.43 g/t Au, 0.67 g/t Ag from costean KSTC 38

Additional bonanza high-grade veins existed within the broader zones and include:

- 1m @ 70 g/t Au, 22.5 g/t Ag from costean KSTC 33
- 1m @ 54 g/t Au, 66.1 g/t Ag from costean KSTC 29

RECOMMENDATION & CONCLUSION

Based on the results of the exploration and the geological mapping done to date, an extensive diamond drilling program is recommended as it is clearly evident that significant mineralization exists on the property.

The soil sampling results (which are shown below) also suggest that an extensive diamond drilling program is merited and that significant mineralization exists on the property.

The soil sampling, highlights are as follows:

•	3.5km soil anomaly co-incident with hard rock artisanal gold working
•	Four prospects defined, with three currently being explored
•	Granite-hosted quartz vein and stock work deposit
•	Visible gold identified in 25 holes
•	Artisanal workings define a 16km-long mineralised corridor
•	Systematic soil and stream sampling over majority of license completed
•	IP resistivity / radiometric survey completed
•	12 trenches complete

Monarchy’s Main Product

Monarchy’s main product will be the sale, if a mineral ore reserve is identified, of gold that can be extracted from the La Carlota once the claim has been explored.  Since the property has yet to be explored by us, we have yet to find an ore body and therefore cannot sell any ore.

Exploration Facilities

The Company has no plans to construct a mile or smelter on the La Carlota until an ore body of reasonable worth is found; which might never happen.  While in the exploration stage, the crew of workers will be housed in the town of Bago due to its close proximity to La Carlota.    This will initially avoid building any structures either permanent or removable on the claim.

Other Mineral Properties

We has not yet considered any other mineral properties until such time as we have undertaken at least Phases I and II as recommended by Angelo Ventura.  We would like to diversify our holdings once we have adequate funds to do so.  This may not be for some time due to having to undertake exploration work on La Carlota.   Similar to La Carlota, we will not acquire any mineral claims from either of our two officers or directors.

Employees

As of March 7, 2012, our Company did not have any employees either part time or full time other than its directors and officers. Our directors and officer devote their time to the activities of the Company in that the President spends approximately 35 hours a month and our Chief Financial Officer spends approximately 25 hours a month on our business.   These hours will increase as our Company become further active in its exploration work.

In the early stage of our development, our executive officers initially undertook the responsibility of initially identifying the La Carlota, incorporating the Company, obtaining the assistance of professionals as needed, contributing the initial “seed capital”, coordinating various filings with the independent accountants and attorneys, assisting and filing a registration statement with the SEC and other matters normally performed by the executive officers.   Neither of our officers and directors are paid for the services they perform on behalf of the Company.

We are not a party to any employment contracts or collective bargaining agreements.   The Philippines area has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologist and mining consultants.  In addition, there is no lack of worker and consultants initially on a part time basis.

Competition

In the Philippines, there are numerous mining and exploration companies, both big and small.   Every mining company is constantly seeking mineral properties of merit and most of them will have the funds to acquire and explore these properties.  Our Company does not have the funds at this time to compete with these mining companies and it might never have the funds to compete.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies.   Success will largely depend on our Company’s ability to attract talent from the mining industry in the Philippines.

Even though we have the rights to the La Carlota there is no guarantee we will be able to raise sufficient funds in the future to adequately explore the claim.   We might have to seek out a joint venture partner thereby losing percentage interest in La Carlota.   In the event we are unable to pay our proportional share of the exploration costs we might be forced to dilute our interest in La Carlota.

If we are successful in discovering an ore body we might not be able to find refineries to mill the ore at a reasonable rate and hence might not be able to commence commercial production.   At this time the Company does not have any contractual agreements with a refining company and there is the distinct possibility it might never have.  There is no assurance that the Company’s mineral expansion plans will ever be realized.

Risk Inherent in La Carlota

Monarchy and its management are aware of the following risks:

1.	La Carlota does not contain a known body of commercial ore and, therefore, any program conducted on La Carlota would be exploratory search for ore.

2.
There is no certainty that any expenditures made in exploration of La Carlota will result in the discovery of commercial quantities of ore.   Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

3.	Resource exploration and development is a speculative business in that our company might not be able to raise any funding subsequent to the raising of funds from our two directors.

4.
Failure to discover a mineral deposit at all is as bad as finding a mineral deposit which, though present, is insufficient in size or grade to return a profit from production.   The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond Monarchy’s control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exploring of minerals, and environmental protection.

5.
Mining operations generally involve a high degree of risk.   Hazards such as unusual or unexpected formations and other conditions are involved.   Our Company may be subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to ensure.   The payment of such liabilities may have a material, adverse effect on our financial position.

6.
La Carlota has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising the claim might be in doubt.

Regulation of Mining Activity

Republic of Philippines Mining Laws

Government and environmental regulations exist in the Philippines and our exploration plans are subject to these various federal, state and local laws.  The rules are dynamic and are generally becoming more demanding.  Our plans aim to safeguard public and environmental health.  We are currently in compliance with all material mining, health, safety, and environmental statutes of the Republic of the Philippines.

When we commence exploration on our mineral claim the Department of Mines in the Philippine will require us to complete and submit a Form MGB 50-1.   At this time the Department will advise us as to exactly what fees we will have to pay and what amount of bonding is required.   At this time we cannot accurately estimate the amounts required.

Legislation

Changes to current federal, state and local laws in the jurisdiction in which we operate may require additional costs and financing.  These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

Our Planned Exploration Program

We will be conducting exploration activities on La Carlota to determine what amounts of minerals exist on the claim and if they can be viable extracted in commercial quantities and subsequently sold.   Our exploration activities are designed to efficiently explore and evaluate La Carlota.
Our estimated exploration costs over the next twelve months on the La Carlota claim will be $27,237.  This estimated figure represents the cost to our Company of doing the exploration work on Phase I as set forth in Angelo Ventura’s Geological Report. Management is considering the commencement of Phase II but at the present time does not have adequate funds to undertake it.

Results of Operations – Period from June 16, 2010 to January 31, 2012.

For the period from June 16, 2010 (date of inception) to January 31, 2012

For the period from June 16, 2010 (date of inception) to January 31, 2012, we had a cumulative net loss of $35,356. This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 30,000,000. We have not generated any revenue from operations since inception. Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses which can be broken down as follows:

Accounting – internal	$12,242
Preparation of the working papers as of October 31, 2011, January 31, April 30, July 31, 2011 and January 31, 2011 for submission to the independent accountants for examination of the financial statements.

Filing fees	388	Filing of Initial List of Officers and Directors and Business License with the State of Nevada and fees due for filing the Company’s Form S-1
Exploration costs	14,000	Money advanced by the directors in order that the Company can complete Phase I of its exploration program.
Impairment of mineral claim Acquisition	5,000	Purchase of the La Carlota Mineral claim from Rodelio Mining Ltd., an unrelated company.
Incorporation cost	690	Incorporation costs in the State of Nevada
Legal	2,010	Legal opinion under Exhibit 5
Office	362	Various courier charges during the period
Transfer agent’s fees	664	Filing of second year’s Annual Report with State of Nevada

Total	$35,356

Balance Sheet as of January 31, 2012

Total cash as of January 31, 2012, was $12,261.

Our working capital was derived solely from capital stock purchased by our two directors and officers in the amount of $30,000 through the issuance of 30,000,000 common shares at a price of $0.001 per share on July 24, 2010.  No revenue was generated during these periods.

Total stockholders’ deficiency as of January 31, 2012 was $5,356.   Our issued and outstanding shares as of January 31, 2012 were 30,000,000 common shares.

The Three Months Ended January 31, 2012 compared to January 31, 2011.

We incurred accumulated net losses since inception of $35,356.  An analysis of the changes in expenses for the three months ended January 31, 2012 compared to January 31, 2011 is as follows:

	January 31, 2012	January 31, 2011

Accounting and auditing	$4,665	$840	(	*)
Office	117	-	Office expensed down during current quarter of 2012
Total Expenses	$(4,782)	$(840)

(*)	The three months ended January 31, 2012 amount includes audit fees for the year ended October 31, 2011.

REQUIREMENTS FOR CASH OVER THE NEXT TWELVE MONTHS

As of January 31, 2012, we had cash reserves of $12,261, accounts payable of $3,192, and advances from related parties of $14,425, representing a working capital deficit of $5,356.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amoun

Accounting and audit	(i)	$ 9,340
Edgarizing	(ii)	5,600
Exploration costs – La Carlota Gold Claim	(iii)	27,237
Filing fees – Nevada; Sec of State	(iv)	475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		44,652
Accounts payable – unrelated parties at Jan. 31, 2012	(vii)	3,192
Estimate cash requirements over the next twelve months		$ 47,844

(i)           Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

April 30, 2012	10-Q	$840	$800	$1,640
July 31, 2012	10-Q	840	800	1,640
October 31, 2012	10-K	1,120	3,300	4,420
January 31, 2013	10-Q	840	800	1,640
Estimated total		$3,640	$5,700	$9,340

(ii)	Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase II will be completed at an estimated cost of $27,237. Exploration should commence in the fall of 2012.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $475 including a business license.

(v)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)           Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).         Accounts payable – unrelated parties

The amount outstanding as at January 31, 2012 was $3,192 which was due to the accountant who prepared the working papers for either the examination or review by the independent public accountants.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of the date of this Form 10-Q, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Trends

From our date of inception we have been a pre-exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 25.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. generally accepting accounting principals, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this prospectus.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a materially impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which Monarchy is a party or to which the La Carlota Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

 Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, financial condition and results of operations. Before you decide whether to invest in our common stock, you should carefully consider these risks and uncertainties, together with all of the other information included in this prospectus.

Risks Associated with our Company and our Industry

We are governed by only two people, Guilfred Casimiro and Marc Mercado, which may lead to faulty corporate governance.

We have two directors and two executive officers who make all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  None compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our directors and executive officers own a substantial amount of common stock and do have substantial influence over our operations denying an investor an effective voice.

Before this offering, our director, Guilfred Casimiro, has control of our company with 67% of the outstanding common shares; being 20,000,000 shares. Marc Andrew Mercado has 33% or 10,000,000 shares out of the 30,000,000 outstanding shares. Should the entire offering be sold, they will still own 17% of the outstanding shares. If less than all the shares are sold, they will have more than 17%. This means that investors cannot buy an effective voice in the company unless they act as a single group.

Our directors and officers are not residents of the United States making the enforcement of liabilities against them difficult.

Our directors and executive officers reside outside the United States in the Republic of the Philippines.  If a shareholder had a desire to sue them for damages, the shareholder would have to serve a summons and complaint.  Even if personal service is accomplished and a judgement is entered against our directors in the United States, the shareholder would then have to locate the assets of our directors, and register the judgement in the Philippines where the assets are located.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest.

Our executive officers have other business interests in that Guilfred Casimiro, our President, works as a professional geologist for exploration companies in the Philippines and Marc Mercado is a senior analyst for a bank operating in the Philippines, meaning they are unable to work full time for our Company.  This might eventually led to business failure.  Our President spends approximately 35 hours a month whereas our Chief Financial Officer spends approximately 25 hours a month on the affairs of the Company.
As our Company commences further exploration programs management will have to spend more time on the affairs of the Company.  Unforeseen events may cause this amount of time to become even less.  Our officers may also have conflicts of interest as a result of their relationships with the companies they currently are involved with.

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We are recently incorporated, have a lack an operating history and have yet to make any revenues.  If we cannot generate any profits, you may lose your entire investment.

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated losses of $35,356. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Without operations, we will make no money which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on La Carlota Gold Claim to determine if any ore reserves are present.

The probability of a mineral claim having profitable reserves is very rare and our claim, even with large investments, may never generate a profit.

We are dependent upon our mining property for success.  All anticipated future revenues would come directly from La Carlota.  Should we fail to extract and sell gold from this property, our business will fail.  Mineral deposit estimates are imprecise and subject to error, and resource calculations when made may prove unreliable.  Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies.  Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from the original estimations. No assurances can be given that any mineral deposit estimate will ever be reclassified as a reserve.  We have no known ore reserves.  Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore reserve.  Most exploration projects do no result in discovery of commercially mineable deposits. With little capital available, we will have to limit our exploration which decreases the chances of finding a commercially viable ore body. Even if gold is identified, La Carlota may not be put into production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates.  If the exploration activities do not suggest a commercially successful prospect then we may altogether abandon plans to develop the property.

The exploration and prospecting of minerals is speculative and extremely competitive which may make success difficult.

 We face strong competition from other mining companies for the acquisition of new properties.  New properties increase the probability of discovering a profitable reserve.  Most companies have greater financial and managerial resources than we do and can acquire and explore attractive new mining properties.  We will face similar difficulties raising new capital to expand operations against the larger, better capitalized competitors. Limited supply and unforeseen demand from larger, more competitive companies may make secure all necessary equipment and materials difficult and may result in periodic interruptions or even business failure. Success depends on a combination of many factors including but not limited to: the quality of management, technical (geological) expertise, quality of land available for exploration and the capital available for exploration.

International operations in the Philippines are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant in our business dealing in the Philippines. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and may delay our exploration activities in the Philippines.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins.  Exchange rate changes between the Philippine currency and the U.S. Dollar may also adversely affect our successful operations.

Our future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In the Philippines, all mining is regulated by Federal and Provincial level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations.  Pollution can be anticipated with mining activities.  If we are unable to comply with current or future regulations, this may expose us to fines, penalties and litigation that could cause our business to fail.

We are vulnerable to the change of the world gold supply, demand and prices.

Gold prices change on a world market beyond our control. A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011) London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our operations such as, but not limited to,: political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems.  Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss.  We may not be able to obtain insurance to cover these risks at economically reasonable premiums.  We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

Risks related to this offering and our stock

We may not be able to raise additional capital through future offers of our shares but in doing so will dilute the shares presently issued and outstanding.

Raising additional capital through future offerings of common stock may be necessary for our company to continue going, but there is no guarantee that this will be possible.  Doing so will, however, dilute percentage of our Company’s shares presently held by our shareholders. Financing may be achieved by issuing more shares which will increase the number of common shares outstanding.  This will decrease the percentage interest held by each of our shareholders.  As the total number of outstanding common shares increases, the equity attached to any individual share will decrease causing a dilution of shareholders’ ownership over the company.  With little other access to funds currently, we may have to rely on this method substantially to raise additional capital.

There is no market for our common stock meaning that you may not be able to resell your shares.

Our common stock currently has no market limiting our future shareholders’ ability to resell their shares or use them as collateral. Thus, a shareholder must sell their shares privately which may prove very difficult.  The shares are not currently listed on any exchange or quotation system.  Private sales are more difficult and often give lower than anticipated prices.

Should a public market develop for our stock, future sales of shares may negatively affect their market price.

Even if a market develops, the shares may be sparsely traded and have wide share price fluctuations.  If we succeed in receiving a quotation, the liquidity of the stock may be low despite there being a market making it difficult to get a return on the investment.  In addition the price also depends on potential investor’s feelings regarding the results of our operations, the competition of other companies’ shares, mineral prices, our ability to generate future revenues, and market perception about future mineral exploration.

Because our stock is a “penny stock”, trading of it may be restricted and limit a shareholder’s ability to buy and sell shares.

As our stock is a penny stock, there are restrictions imposed by the United States Securities and Exchange Commission’s (“SEC”) penny stock regulations and the FINRA’s sales practice requirements.

This might limit a shareholder’s ability to buy and sell their shares as broker-dealers may be less likely to engage in transactions of our common shares.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our common stock is expected to trade well below that mark.  Rules 15g-1 through 15g-9 under the Exchange Act impose sale practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock”

We have not paid nor anticipate paying cash dividends on our common stock.

Cash dividends are not currently paid on our common stock shares nor are they expected to be paid in the near future.  We intend to retain our cash for the continued development of our business.  Thus, you will not be able to derive any dividend income and your return on investment will solely be based on your ability to sell your shares in a secondary market.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011 Registration No. 333-172825)

3(i)	Articles of Incorporation (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011, Registration No.333-172825)

3(ii)	By-laws (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011, Registration No. 333-172825)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011 Registration No. 333-172825)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document*

101SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

(*) Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY RESOURCES, INC.
(Registrant)

Date: March 15, 2012	/s/“Guilfred Colcol Casimiro”
GUILFRED COLCOL CASIMIRO Chief Executive Officer, President and Director

Date: March 15, 2012	/s/”Marc Andrew Mercado”
MARK ANDREW MERCADO Chief Financial Officer, Chief Accounting Officer, Secretary and Director