Form 10-Q
period 2012-04-30
Monarchy Resources, Inc.
filed 2012-06-15
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 31, 2012: 30,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at April 30, 2012 and October 31, 2011	4

	Statement of Operations For the three and six months ended April 30, 2012 and 2011 and for the period June 16, 2010 (Date of Inception) to April 30, 2012	5

	Statement of Cash Flows For the six months ended April 30, 2012 and 2011 and for the period June 16, 2010 (Date of Inception) to April 30, 2012	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

	SIGNATURES.	31

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Monarchy Resources, Inc. (Pre-exploration stage company) at April 30, 2012 (with comparative figures as at October 31, 2011) and the statement of operations for the three and six months ended April 30, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to April 30, 2012 and the statement of cash flows for the six months ended April 30, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to April 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ 11,307	$ 16,086
Total Current Assets	$ 11,307	$ 16,086
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$ 4,236	$ 2,352
Advances from related parties	14,540	14,308
Total Current Liabilities	18,776	16,660
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
300,000,000 shares authorized, at $0,001 par value; 30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during the pre-exploration stage	(37,469)	(30,574)

Total Stockholders’ Equity (Deficiency)	(7,469)	(574)
Total Liabilities and Stockholders’ Equity (Deficiency)	$ 11,307	$ 16,086

The accompanying notes are an integral part of these unaudited financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended April 30, 2012 and 2011 and for the period June 16, 2010 (date of inception) to April 30, 2012

(Unaudited)

	For the three months ended April 30, 2012	For the three months ended April 30, 2011	For the six months ended April 30, 2012	For the six months ended April 30, 2011	June 16, 2010 (date of inception) to April 30, 2012

REVENUE	$ -	$ -	$ -	$ -	$ -
EXPENSES
Exploration	-	-	-	-	14,000
Impairment on mineral claim acquisition	-	-	-	-	5,000
Legal	-	1,500	-	1,500	5,000
Professional fees	1,640	3,804	6,305	4,644	13,882
General and administrative	473	194	590	194	2,577
	$ (2,113)	$ (5,498)	$ (6,895)	$ (6,338)	$ (37,469)
NET LOSS

NET LOSS PER COMMON SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended April 30, 2012 and 2011 and for the period June 16, 2010 (date of inception) to April 30, 2012

(Unaudited)

	For the six months ended April 30, 2012	For the six months ended April 30, 2011	From June 16, 2010 (date of inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,895)	$ (6,338)	$ (37,469)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Impairment loss on mineral claim	-	-	5,000
Changes in accounts payable	1,884	1,334	4,236
Net Cash (Used) in Operating Activities	(5,011)	(4,994)	(28,233)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	232	194	14,540
Proceeds from issuance of common stock	-	-	30,000
Net Cash Provided by Financing Activities	232	194	44,540
Net (Decrease) Increase in Cash	(4,779)	(4,800)	11,307
Cash at Beginning of Period	16,086	23,986	-
CASH AT END OF PERIOD	$ 11,307	$ 19,186	$ 11,307

The accompanying notes are an integral part of these unaudited financial statements

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

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

MONARCHY RESOURCES, INC.

 (Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
10/31/10	$ 6,014	2030	$ 1,804	$ (1,804)	-
10/31/11	24,560	2031	7,368	(7,368)	-
04/30/12	6,895	2032	2,069	(2,069)	-
	$ 37,469		$ 11,241	$ (11,241)	$ -

On April 30, 2012 the Company had a net operating loss carry forward of $37,469 for income tax purposes.  The tax benefit of approximately $11,241 from the loss carry forward has been fully offset by a valuation allowance.

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

April 30, 2012

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

April 30, 2012

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the six months ended April 30, 2012, the directors made advances of $232 to the Company.

The two Directors have acquired 100% of the common stock issued and have made no interest, demand advances to the Company of $14,540.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

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

Our offices are located at 243 Teresa St Sta Mesa, Sampaloc, Manila, Philippines and can be reached at (632) 724-3389.

We are a start-up, pre-exploration mining company formed to explore mineral properties for gold.  We have purchased a 100% interest in an 8 unit claim block named La Carlota Gold Claim (“La Carlota”) containing 97.3 hectares that is recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  The claim was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines and the Company incurred $5,000 to obtain title to La Carlota.   However, we do not currently have the necessary funds to undergo exploration of this property and will need to raise capital in order to do so.  If we cannot, we may have to go out of business. Our directors advanced $14,000 to undertake the first part of our exploration program. The proposed two phase exploration plan will cost approximately $41,090.  As at April 30, 2012, we had $11,307 in cash on hand and current liabilities of $18,776 resulting in a negative working capital position of $7,469.  To undertake Phase II of our exploration program we will require additional funds of $37,581.  There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. We have no other assets.

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

From our inception June 16, 2010 through April 30, 2012, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors.  Subsequent to April 30, 2012, we have raised no further funds other than the proposed advances from our directors mentioned above.

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

Budget

Angelo Ventura recommended a budget of PHP 1,799,729 (US$41,090) as follows:

Phase I (Completed)	Philippine Currency	United States Currency
Geological mapping including air photo	315,268	$ 7,198
Geophysical surveying	291,500	6,655
Total Phase I	606,768	13,853

Phase II
Geochemical surveying with surface mapping including grab and soil samples	1,192,961	27,237
Total Phases I and II	1,799,729	$ 41,090

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

■

36.7 g/t Au, 22.4 g/t Ag, 3.04 % Cu & 10.1 % Zn in outcrop sample 15152

■

19.1 g/t Au, 19.7 g/t Ag, 3.92 % Cu & 1.95 % Zn in outcrop sample 15150

■

11.9 g/t Au, 15 g/t Ag, 1.3 % Cu & 9.75 % Zn in outcrop sample 15149

■

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

■

34m @ 3.29 g/t Au, 39.17 g/t Ag from costean KSTC 30, including 8m @ 6.39 g/t Au & 57.24 g/t Ag  6m @ 4.86 g/t Au &84.83 g/t Ag

■

21m @ 2.17 g/t Au, 4.34 Ag from costean KSTC37, including  4m @ 5.11 g/t Au, 2.95 g/t Ag

■

 7m @ 3.04 g/t Au, 2.54g/t Ag from costean KSTC 25

■

11m @ 2.45 g/t Au, 8.92 g/t Ag from costean KSTC 42, including 3m @ 7.8 g/t Au, 23.37 g/t Ag

■

 12m @ 2.75 g/t Au, 4.8 g/t Ag from costean KSTC 42, including 3m @ 7.53 g/t Au, 12.73 g/t Ag

■

7m @ 2.17 g/t Au, 18.72 g/t Ag from costean KSTC 36

■

7m @ 2.43 g/t Au, 0.67 g/t Ag from costean KSTC 38

Additional bonanza high-grade veins existed within the broader zones and include:

■

1m @ 70 g/t Au, 22.5 g/t Ag from costean KSTC 33

■

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

•

3,5km soil anomaly co-incident with hard rock artisanal gold

•

Four prospects defined, with three currently being explored

•

Granite-hosted quartz vein and stock work deposit

•

Visible gold identified in 25 holes

•

Artisanal workings define a 16km-long mineralized corridor

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

Employees

As of April 30, 2012, our Company did not have any employees either part time or full time other than its directors and officers. Our directors and officer devote their time to the activities of the Company in that the President spends approximately 35 hours a month and our Chief Financial Officer spends approximately 25 hours a month on our business.   These hours will increase as our Company become further active in its exploration work.

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

Results of Operations – Period from June 16, 2010 to April 30, 2012.

For the period from June 16, 2010 (date of inception) to April 30, 2012

For the period from June 16, 2010 (date of inception) to April 30, 2012, we had a cumulative net loss of $37,469. This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 30,000,000. We have not generated any revenue from operations since inception. Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses which can be broken down as follows:

Bookkeeping and audit	$ 13,882

Preparation of the working papers as of October 31, 2011, January 31, April 30, July 31, 2011 and January 31, 2012 for submission to the independent accountants for examination of the financial statements.

Filing fees	388	Filing of Initial List of Officers and Directors and Business License with the State of Nevada and fees due for filing the Company’s Form S-1
Exploration costs	14,000	Money advanced by the directors in order that the Company can complete Phase I of its exploration program.
Impairment of mineral claim Acquisition	5,000	Purchase of the La Carlota Mineral claim from Rodelio Mining Ltd., an unrelated company.
Incorporation cost	690	Incorporation costs in the State of Nevada
Legal	2,010	Legal opinion under Exhibit 5 and other matters
Office	681	Various courier and photocopying charges
Transfer agent’s fee	818	Filing of Annual Report with State of Nevada

Total	$ 37,469

Balance Sheet as of April 30, 2012

Total cash as of April 30, 2012, was $11,307.

Our working capital was derived solely from capital stock purchased by our two directors and officers in the amount of $30,000 through the issuance of 30,000,000 common shares at a price of $0.001 per share on July 24, 2010.  No revenue was generated during these periods.

Total stockholders’ deficiency as of April 30, 2012 was $7,469.   Our issued and outstanding shares as of April 30, 2012 were 30,000,000 common shares.

The Three and Six Months Ended April 30, 2012 compared to April 30, 2011.

We incurred accumulated net losses since inception of $37,469.  An analysis of the changes in expenses for the six months ended April 30, 2012 compared to April 30, 2011 is as follows:

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six Months ended April 30, 2011

Accounting and auditing	$ 1,640	$3,804	$ 6,305	$ 4,644	(*)
Filing fees	-	63	-	63
Legal	-	1,500	-	1,500	Legal fees relating to Exhibit 5 – Form S-1
Office	319	131	436	131	Office expenses increased during current quarter of 2012
Transfer agent’s fees	154	-	154	-	Obtaining CUSIP number

Total Expenses	$ (2,113)	$ (5,498)	$ (6,895)	$ (6,338)

(*)

The six months ended April 30, 2012 amount includes audit fees for the year ended October 31, 2011.

REQUIREMENTS FOR CASH OVER THE NEXT TWELVE MONTHS

As of April 30 2012, we had cash of $11,307, accounts payable of $4,236, and advances from related parties of $14,540, representing a working capital deficit of $7,469.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 9,340
Edgarizing	(ii)	5,600
Exploration costs – La Carlota Gold Claim	(iii)	27,237
Filing fees – Nevada; Sec of State	(iv)	475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		44,652
Accounts payable – unrelated parties at April 30, 2012	(vii)	4,236
		48,888
Less: cash on hand as at April 30, 2012		11,307
Estimate cash requirements over the next twelve months		$ 37,581

(i)

Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

April 30, 2012	10-Q	$ 840	$ 800	$ 1,640
July 31, 2012	10-Q	840	800	1,640
October 31, 2012	10-K	1,120	3,300	4,420
January 31, 2013	10-Q	840	800	1,640
Estimated total		$ 3,640	$ 5,700	$ 9,340

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

(v)

Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).

Accounts payable – unrelated parties

The amount outstanding as at April 30, 2012 was $4,236 which was due to the bookkeeper who prepared the working papers for either the examination or review by the independent public accountants.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated losses of $37,469. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

 MINE SAFETY DISCLOSURE

Not Applicable

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

101.INS XBRL Instant Document (*)

101 SCH XBRL Taxonomy Extension Schema Document (*)

101 CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY RESOURCES, INC.
(Registrant)

Date: , June 6, 2012	// “Guilfred Colcol Casimiro”
GUILFRED COLCOL CASIMIRO Chief Executive Officer, President and Director

Date: June 6,, 2012	//”Marc Andrew Mercado”
MARK ANDREW MERCADO Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Guilfred Colcol Casimiro, certify that:

1.

I have reviewed this Form 10-Q of Monarchy Resources, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 6, 2012

GUILFRED COLCOL CASIMIRO

Guilfred Colcol Casimiro

Chief Executive Officer and President

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Marc Andrew Mercado, certify that:

1.

I have reviewed this Form 10-Q of Monarchy Resources, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d – 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal controls over financing reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end to the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal year (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: June 6, 2012

MARC ANDREW MERCADO

Marc Andrew Mercado

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the six months ended April 30, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Guilfred Colcol Casimiro, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 6, 2012

GUILFRED COLCOL CASIMIRO

Guilfred Colcol Casimiro

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the six months ended April 30, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Marc Andrew Mercado, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 6, 2012

MARC ANDREW MERCADO

Marc Andrew Mercado

Chief Accounting Officer

Chief Financial Officer and Director