Form 10-Q
period 2012-07-31
Monarchy Resources, Inc.
filed 2012-09-10
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 15, 2012: 30,000,000 common shares

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at July 31, 2012 and October 31, 2011	4

	Statement of Operations For the three and nine months ended July 31, 2012 and 2011 and for the period June 16, 2010 (Date of Inception) to July 31, 2012	5

	Statement of Cash Flows For the nine months ended July 31, 2012 and 2011 and for the period June 16, 2010 (Date of Inception) to July 31, 2012	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

ITEM 1.	Legal Proceedings	28

ITEM 1A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	33

	SIGNATURES.	34

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Monarchy Resources, Inc. (Pre-exploration stage company) at July 31, 2012 (with comparative figures as at October 31, 2011) and the statement of operations for the three and nine months ended July 31, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to July 31, 2012 and the statement of cash flows for the nine months ended July 31, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to July 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2012 are not necessarily indicative of the results that can be expected for the year ending October 31, 2012.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$ 22,263	$ 16,086

Total Current Assets	$ 22,263	$ 16,086

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 5,076	$ 2,352
Advances from related parties	34,588	14,308

Total current liabilities	39,664	16,660

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during the pre-exploration stage	(47,401)	(30,574)

Total Stockholders’ Deficiency	(17,401)	(574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 22,263	$ 16,086

The accompanying notes are an integral part of these unaudited financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended July 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to July 31, 2012

(Unaudited)

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine Months Ended July 31, 2012	Nine Months ended July 31, 2011	From June 16, 2010 (date of inception) to July 31, 2012

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Exploration	-	14,000	-	14,000	14,000
Impairment on mineral claim acquisition	-	-	-	-	5,000
Legal	-	511	-	2,011	2,010
Professional fees	1,915	1,304	8,220	5,948	15,797
General and administrative	8,017	710	8,607	904	10,594

NET LOSS	$ (9,932)	$ (16,525)	$ (16,827)	$ (22,863)	$ (47,401)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended July 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to July 31, 2012

(Unaudited)

	Nine months ended July 31, 2012	Nine months ended July 31, 2011	From June 16, 2010 (date of inception) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (16,827)	$ (22,863)	$ (47,401)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Changes in accounts payable	2,724	1,848	5,076

Net cash (used) in operating activities	(14,103)	(21,015)	(37,325)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)
Net cash (used) in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	20,280	14,240	34,588
Proceeds from issuance of common stock	-	-	30,000

Net cash provided by financing activities	20,280	14,240	64,588

Net (decrease) increase in cash	6,177	(6,775)	22,263

Cash at beginning of period	16,086	23,986	-

CASH AT END OF PERIOD	$ 22,263	$ 17,211	$ 22,263

The accompanying notes are an integral part of these unaudited financial statements

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

July 31, 2012

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

10/31/10	$ 6,014	2030	$ 1,804	$ (1,804)	$ -
10/31/11	24,560	2031	7,368	(7,368)	-
7/31/12	16,827	2032	5,048	(5,048)	-

	$ 47,401		$ 14,220	$ (14,220)	$ -

On July 31, 2012 the Company had a net operating loss carry forward of $47,401 for income tax purposes.  The tax benefit of approximately $14,220 from the loss carry forward has been fully offset by a valuation allowance.

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

July 31, 2012

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

July 31, 2012

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended July 31, 2012, the directors made advances of $20,280 to the Company.

The two Directors have acquired 17% of the common stock issued and have made no interest, demand advances to the Company of $34,588.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

(Unaudited)

5.

CAPITAL STOCK

On July 24, 2010, Company completed a private placement consisting of 30,000,000 common shares at $0.001 per share sold to directors and officers for a total consideration of $30,000.

Under an effective registration statement, the directors and officers sold 25,000,000 common shares to other investors in May 2012.

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

Our offices are located at 243 Teresa St Sta Mesa, Sampaloc, Manila, Philippines and can be reached at (632) 724-3389.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We are a start-up, pre-exploration mining company formed to explore mineral properties for gold.  We have purchased a 100% interest in an 8 unit claim block named La Carlota Gold Claim (“La Carlota”) containing 97.3 hectares that is recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  The claim was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines and the Company incurred $5,000 to obtain title to La Carlota.   However, we do not currently have the necessary funds to undergo exploration of this property and will need to raise capital in order to do so.  If we cannot, we may have to go out of business. Our directors advanced $34,000 to undertake the first part of our exploration program and for general working capital purposes. The proposed two phase exploration plan will cost approximately $41,090.  As at July 31, 2012, we had $22,263 in cash on hand and current liabilities of $39,664 resulting in a negative working capital deficiency of $17,401.  To undertake Phase II of our exploration program we will require additional funds of $37,581.  There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. We have no other assets.

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

From our inception June 16, 2010 through July 31, 2012, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors.  Subsequent to July 31, 2012, we have raised no further funds other than the advances from our directors mentioned above.

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

Surrounding Area in the Philippines

Most of the Philippines is made up of deposits of shell and eroded sand which is basically limestone.   Over the centuries, the limestone was pushed upwards which today results in one being able to find sea shells in many of the mountains within the country.  The Philippines are characterized by steep mountains which are not covered by forests of any degree.   Due to the lack of forest cover, rain falling on the mountains can easily washed into the sea below thereby causing erosion.   The central part of the

Philippines contain vase areas of copper, gold and coal reserves which in many situations are currently being mined.

The Company commenced the work on the La Carlota during the month of July 2011 and obtained a report prepared by Jonathan Malig, Professional Geologist, on December 13, 2011 outline the results of Phase 1 which are detailed on page 18.

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

Mr. Ventura recommended La Carlota mineral claim to the directors and based upon his recommendation the mineral rights to La Carlota were acquired. There is no relationship between Rodelio Mining Ltd., Mr. Ventura and the Company.   The directors selected Mr. Ventura to prepare the geological report.  Management retained Mr. Ventura to conduct geological consulting work for Phase 1 of our exploration program in July 2011 - the month the work started.

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

•

3,5km soil anomaly co-incident with hard rock artisanal gold working

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

Employees

As of July 31, 2012, our Company did not have any employees either part time or full time other than its directors and officers. Our directors and officer devote their time to the activities of the Company in that the President spends approximately 35 hours a month and our Chief Financial Officer spends approximately 25 hours a month on our business.   These hours will increase as our Company become further active in its exploration work.

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

Results of Operations – Period from June 16, 2010 to July 31, 2012.

For the period from June 16, 2010 (date of inception) to July 31, 2012

For the period from June 16, 2010 (date of inception) to July 31, 2012, we had a cumulative net loss of $47,401. This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 30,000,000. We have not generated any revenue from operations since inception. Our loss to date represents various expenses incurred with organizing the company, undertaking audits, paying management fees and general office expenses which can be broken down as follows:

Bookkeeping and audit	$ 15,797	Preparation of the working papers as of October 31, 2011, January 31, April 30, July 31, 2011 for submission to the independent accountants for examination of the financial statements.
Exploration costs	14,000	Money advanced by the directors in order that the Company completed Phase I of its exploration program.
Filing fees	6,813	Filing of Initial List of Officers and Directors and Business License with the State of Nevada and fees for filing the Company’s Form S-1 and Form 10-Q including XBRL filings.
Impairment of mineral claim acquisition	5,000	Purchase of the La Carlota Mineral claim from Rodelio Mining Ltd., an unrelated company.
Incorporation cost	689	Incorporation costs in the State of Nevada
Legal	2,011	Legal opinion under Exhibit 5 and other matters
Office	729	Various courier and photocopying charges
Transfer agent’s fee	2,362	Filing of Annual Report with State of Nevada, obtaining CUSIP number and issuance of shares.
Total	$ 47,401

Balance Sheet as of July 31, 2012

Total cash as of July 31, 2012 was $22,263.

Our working capital was derived solely from capital stock purchased by our two directors and officers in the amount of $30,000 through the issuance of 30,000,000 common shares at a price of $0.001 per share on July 24, 2010.  In addition, the directors have made advances to the Company of $34,000.  No revenue was generated during these periods.

Total stockholders’ deficiency as of July 31, 2012 was $17,401.   Our issued and outstanding shares as of July 31, 2012 were 30,000,000 common shares.

The Three and Nine Months Ended July 31, 2012 compared to July 31, 2011.

We incurred accumulated net losses since inception of $47,401.  An analysis of the changes in expenses for the nine months ended July 31, 2012 compared to July 31, 2011 is as follows:

	Three months ended July 31, 2012	Three months ended July 31, 2011	Nine months ended July 31, 2012	Nine Months ended July 31, 2011	Comment

Accounting and auditing	$ 1,915	$ 1,304	$ 8,220	$ 5,948	(*)
Exploration	-	14,000		14,000	Phase 1 exploration
Filing fees	6,425	-	6,425	63	Increase due to XBRL filings
Legal	-	511	-	2,011	Legal fees relating to Exhibit 5 – Form S-1
Office	48	46	484	177	General increase in office expenses
Transfer agent’s fees	1,544	664	1,698	664	Obtaining CUSIP number

Total Expenses	$(9,932)	$ (16,525)	$ (16,827)	$ (22,863)

(*)

The nine months ended July 31, 2012 amount includes audit fees for the year ended October 31, 2011.

REQUIREMENTS FOR CASH OVER THE NEXT TWELVE MONTHS

As of July 31 2012, we had cash of $22,263, accounts payable of $5,076, and advances from related parties of $34,588, representing a working capital deficit of $17,401.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 9,340
Edgarizing and XBRL filings	(ii)	5,600
Exploration costs – La Carlota Gold Claim	(iii)	27,237
Filing fees – Nevada; Sec of State	(iv)	475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		44,652
Accounts payable – unrelated parties at July 31, 2012	(vii)	5,076
		49,728
Less: cash on hand as at July 31, 2012		(22,263)
Estimate of additional cash requirements over the next twelve months		$ 27,465

(i)

Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

July 31, 2012	10-Q	$ 840	$ 800	$ 1,640
October 31, 2012	10-K	1,120	3,300	4,420
January 31, 2013	10-Q	840	800	1,640
April 30, 2013	10-Q	840	800	1,640
Estimated total		$ 3,640	$ 5,700	$ 9,340

(ii)

Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii)

Exploration costs

The projection of cash required over the next twelve months has assumed that Phase II will be completed at an estimated cost of $27,237.  Exploration should commence in the spring of 2013.

(iv)

Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $475 including a business license.

(v)

Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)

Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).

Accounts payable – unrelated parties

The amount outstanding as at July 31, 2012 was $5,076 which was due to the bookkeeper who prepared the working papers for either the examination or review by the independent public accountants and for photocopying services.

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

Trends

From our date of inception we have been a pre-exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 26.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Before this offering, our director, Guilfred Casimiro, has control of our company with 10% of the outstanding common shares; being 3,000,000 shares.  Marc Andrew Mercado has 7% or 2,000,000 shares out of the 30,000,000 outstanding shares.  Without the majority of the shareholders acting as a group it might be doubtful whether they could accumulate enough shares to vote the current directors out of office.

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated losses of $47,401. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

MONARCHY RESOURCES, INC.
(Registrant)

Date: September 5, 2012	// “Guilfred Colcol Casimiro”
GUILFRED COLCOL CASIMIRO Chief Executive Officer, President and Director

Date: September 5, 2012	//”Marc Andrew Mercado”
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

Dated: September 5, 2012

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

Dated: September 5, 2012

MARC ANDREW MERCADO

Marc Andrew Mercado

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the nine months ended July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Guilfred Colcol Casimiro, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 5, 2012

GUILFRED COLCOL CASIMIRO

Guilfred Colcol Casimiro

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the nine months ended July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Marc Andrew Mercado, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 5, 2012

MARC ANDREW MERCADO

Marc Andrew Mercado

Chief Accounting Officer

Chief Financial Officer and Director