Form 10-K
period 2012-10-31
Monarchy Resources, Inc.
filed 2013-02-13
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-172825

MONARCHY RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	46-0525633
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

243 Teresa St. Sta. Mesa, Sampaloc, Manila, Philippines
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(632) 725-3389

Securities registered pursuant to Section 12(b) of the Act:	NONE.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $50,000 as of May 24, 2012, based on the registered resale of securities on Form S-1/A effective March 12, 2012 at a price of $0.002 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 12, 2013, the Registrant had 30,000,000 shares of common stock outstanding.

MONARCHY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2012

TABLE OF CONTENTS

PART I

In this Form 10-K, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “might,” “objective,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the section titled “Risk Factors” and elsewhere in this Form 10-K, regarding, among other things:

●	our initial attempt at exploring a mineral claim which might not have any reserves thereon;

●	our ability to successfully identify any future mineral properties of merit;

●	our ability to attract personnel who have experience in the mining industry;

●	our ability to complete in the mining industry with both big and small mining companies;

●	our ability to raise additional capital to finance our exploration programs; and

●	our ability to manage our future growth.

These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “Monarchy,” and the “Company” mean Monarchy Resources, Inc., unless otherwise indicated.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.

BUSINESS.

OVERVIEW

Our principal office is located at 243 C. Teresa Street, Sta. Mesa, Sampaloc, Manila, Philippines and our telephone number is (632) 724-3389.

We were incorporated in the State of Nevada on June 16, 2010 under the name “Monarchy Resources, Inc.  Our President, Guilfred Casimiro, and Chief Financial Officer, Marc Mercado, incorporated the Company in order to seek out and acquire a mineral property in the Philippines.  With strong gold prices at the present time they were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

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

Prior to incorporation on June 16, 2010, we entered into an assignment agreement with Rodelio Mining Ltd., an unrelated third party company, to acquire La Carlota for the sum of $5,000.  At the time of entering into the assignment agreement, our President, Guilfred Casimiro, believed that the Company had already been incorporated on the laws of the State of Nevada.  As a result, the assignment agreement constitutes a “pre-incorporation contract” and was subsequently ratified, including all other prior acts and actions, by our board of directors.

Subsequent to incorporation, our two directors and officers purchased “seed stock” in the Company and engaged a consulting geologist, Angela Ventura, to prepare a geological report on the La Carlota Property.  Mr. Ventura’s geological report dated June 28, 2010 recommends a two phase program which is set out in detail in the section below titled “Properties”.  We do not have an ore body on La Carlota and the chances of us ever having an ore body are remote.

Our company is considered a pre-exploration company since it has not yet undertaken sufficient exploration work on our mineral claim, La Carlota, to be classified as an exploration company.  Our only mineral claim, La Carlota, is located in the Philippines.   We are hopeful that our future exploration programs will identify mineralization on our claim which eventually can be put into commercial production.  It must be borne in mind that very few mineral claims explored are ever able to go into commercial production.   This might be the case with La Carlota.   Nevertheless, we would like to be able to generate revenue from La Carlota by selling the mineral we locate on the claim.

ITEM 1A.

RISK FACTORS.

 Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, financial condition and results of operations. Before you decide whether to invest in our common stock, you should carefully consider these risks and uncertainties, together with all of the other information included in this Form 10-K.

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

Our directors and executive officers own a substantial amount of common stock.

Our director, Guilfred Casimiro, has 10% of the outstanding common shares; being 3,000,000 shares.  Marc Andrew Mercado has 7% or 2,000,000 shares out of the 30,000,000 outstanding shares.  Therefore it would require any given shareholder, or a group of shareholders, to acquire a substantial number of shares to offset the directors’ share positions.

Our directors and officers are not residents of the United States making the enforcement of liabilities against them difficult.

Our directors and executive officers reside outside the United States in the Republic of the Philippines.  If a shareholder had a desire to sue them for damages, the shareholder would have to serve a summons and complaint.  Even if personal service is accomplished and a judgment is entered against our directors in the United States, the shareholder would then have to locate the assets of our directors, and register the judgment in the Philippines where the assets are located.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest.

Our executive officers have other business interests in that Guilfred Casimiro, our President, works as a professional geologist for an exploration company in the Philippines and Marc Mercado is a senior analyst for a bank operating in the Philippines, meaning they are unable to work full time for our Company.  This might eventually led to business failure.  They plan to devote only 10 hours per month at this time to our affairs which may lead to sporadic exploration activities and periodic interruptions of business operations.  Unforeseen events may cause this amount of time to become even less.  Our officers may also have conflicts of interest as a result of their relationships with the companies they currently work for.

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have a loss of $44,786. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewelry demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,755 (2012) London PM Fix Price for instance. This volatility may favor operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

Risks related to our stock

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

As our stock is a penny stock, there are restrictions imposed by the United States Securities and Exchange Commission’s (“SEC”) penny stock regulations and the FINRA’s sales practice requirements.  This might limit a shareholder’s ability to buy and sell their shares as broker-dealers may be less likely to engage in transactions of our common shares.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our common stock is expected to trade well below that mark.  Rules 15g-1 through 15g-9 under the Exchange Act impose sale practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock”.

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

PROPERTIES.

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

The type of license obtained by the Company is legally known as an Exploration Permit (“EP”)

La Carlota Gold Claim can be identified in the Philippines by the following information:

Property Name:

            La Carlota Gold Mine

Certificate Number:

PCLC1028858

Title Number:

CA188042

Registration Received:

             June 11, 2010; Entered on June 14, 2010

Title Granted On:

June 30, 2010

Parcel Identifier:

058-735-651

8 Unit Claim Block:

97.3 Hectares

Our mining geologist, Angelo Ventura, recommended a two phase exploration program of this property but as of the date of this Form 10-K work has been undertaken on the La Carlota (refer to page 20).

The following glossary of technical terms is furnished herein to assist in the understanding the various geological terms used in Angelo Ventura’s report and elsewhere in this Form 10-K.

Amphilbolite	A crystallized rock containing silica and basically little or no quartz.

Andesite	A dare-colored, fine-grained extrusive rock that is comprised mainly of quartz and some feldspar.

Anorthosite	A plutonic rock composed almost entirely of plagioclase, which is comprised of sodium and calcium feldspar.

Aplite	A light-colored igneous rock characterized by fine-grained saccharodial, which is comprised of quartz, Potassium feldspar and some acid plagioclase.

Argillite	A rock derived either from siltstone, claystone or share, that has undergone a somewhat higher degree of induration than is present in those rocks. It lacks the cleavage distinctions of slate.

Assays	An analysis to determine the quantity of one or more elemental components contained within a sample.

Auriferous	Refers to a substance that contains gold, esp. gold-bearing mineral deposits.

Basalt	A general term for dark-colored mafic igneous rocks and is equivalent to gabbro.

Bauxite

An off-white, grayish, brown, yellow, or reddish brown rock composed of aluminium oxides and often occurs as weathered surface deposits after prolonged leaching of silica the rocks in a tropical or subtropical area.

Caldera

A large, basin-shaped volcanic depression, more of less circular, the diameter of which is many times greater than that of the included vent or vents, no matter what the steepness of the walls or form of the floor may be.

Chanrockites	A rock containing granite but composed mainly of quartz.

Chert	A hard, dense and fine grained sedimentary rock consisting of interlocking crystals of quartz less that 30 um in diameter.

Claim	A mining right obtained from the government which comprises a land mass.

Clinopyrozene	A group name for monoclinic pyroxenes which contain magnesium and iron.

Cretacious Age	Applied to the third and final period of Mesozonic Era, approximately 100 million year ago wherein this period extensive marine chalk beds were deposited on the Earth’s surface.

Crystalline	Made of crystal. Resembling a crystal; clear, transparent and pure.

Dolerite	A basaltic type rock comprised mainly of fine grains.

Dynamothermal

A rock formed under direct pressure and shearing as well as a wide range of confining pressures and temperatures.  It is related both geographically and genetically to large orogenic belts and hence is regional in nature.

Extrusive	Said of igneous rocks that have been erupted onto the surface of the Earth. Examples are lava flows and volcanic ash.

Fault	A fracture in a rock across which there has been a displacement.

Feldspar	Any of a group of crystalline minerals, aluminium silicates with either potassium, sodium, calcium or barium and an essential constituent of nearly all crystalline rocks.

Gabbro	Any of a family of granular igneous rocks especially of plagioclase which is a mineral with accessory to iron ore.

Gneiss	A layered rock altered by heat or pressure after disposition.

Grade

A concentration  of an ore metal in a rock sample, given either as weight per cent for base metals (eg. copper, zinc) or in grams per tonne or ounces per short ton for precious or platinum group metals.

Granodiorite	A course grained rock composed of quarts and feldspar with other minerals associated with it.

Gypsum	Composed of hydrous calcium sulphate and is used for making plaster of Paris.

Hornfels	A fine-grained rock composed of a mosaic of equidimensional metamorphism.

Igneous	A rock resulting from the action of heat within the earth, usually accompanied by fusion which is formed by the solidification of a molten magma.

Intrusions	The forcible entry of molten rock or magma into or between other rock formations.

Laterite	A residual product of rock decay, red in color and having a high content in the oxides of iron and hydroxide of aluminium.

Leptynite	A fissile variety of hornfels containing mica, quartz and feldspar with or without accessories such as andalusite and cordierite.

Lignite	A noncaking, usually brownish-black, variety of coal intermediate between peat and bituminous coal, esp. one in which the texture of the original wood is distinct.

Limestone	A bedded sedimentary deposit consisting chiefly of calcium carbonate.

Lode	Strictly a mineral deposit that fills a fissure in the native rock. Any ore deposit occurring in its natural or original position within definite boundaries, separating it from adjoining rocks.

Magnetite	An iron oxide and important ore, sometimes possessing polarity, being then called loadstone.

Metamorphic	Involving physical transformation or change in the composition of the rock often from weathering and cementation.

Metasediment	A sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.

Mica	Any of a group of mineral silicates crystallizing in monoclinic forms that readily separates into very thin leaves. Is an excellent electrical and thermal insulator.

Mineralization	Potentially economic concentration of commercial metals occurring in nature.

Mineral Reserve

Mineral Reserves are sub-divided in order of increasing confidence into Probable Mineral Reserves and Proven Mineral Reserves.  A Probable Mineral Reserve has a lower level of confidence than a Proven Mineral Reserve.

A Mineral Reserve is the economically mineable part of a Measured or Indicated Mineral Reserve demonstrated by at least a Preliminary Feasibility Study.   This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.   A Mineral Reserve includes diluting materials and allowance for losses that may occur when the material is mined.

A “Probable Mineral Reserve” is the economically mineable part of an Indicated and, in some circumstances, a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study.   This Study must include adequate information on mining, processing, metallurgical, economic and other relevant facts that demonstrate, at the time of reporting, that economic extraction is justified.

A “Proven Mineral Reserve” is the economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility Study.   This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Monzonite	A granular igneous rock composed of augite, plagioclase and orthoclase in about equal quantities together with a little biotite.

Ore	The naturally occurring mineral from which a mineral or minerals of economic value can be extracted.

Paragniesses	A characteristic associated or occurrence of minerals or mineral assemblages in ore deposit, connoting contemporaneous formations.

Pegmatite	A course variety of granite occurring in dikes or veins; also, the same formation in other rocks; as , syenite.

Pyrite	An iron sulphide mineral often called “Fool’s Gold”.

Pyrrhotite	A monoclinic and hexagonal mineral often deficit in iron with a bronze yellow with iridescent tarnish and in some cases it is a source of nickel.

Quartz	A form of silica occurring in hexagonal crystals or in crystalline masses. It is the most common of all solid minerals and may be colorless and transparent, or in some cases colored.

Quartzite	A compact granular rock composed of quartz. It is a metamorphosed sandstone.

Schist	Any metamorphic crystalline rock having a foliated structure and readily split into slabs or sheets.

Shear	An area where rocks have moved in earthquake related type of activity and broken up the rock.

Telluride	A binary compound of tellurium, a non-metallic element analogous of sulphur and selenium , and is usually combined with other metals.

Tonalite	A rock comprising quartz, feldspar, amphiboles and pyroxenes.

Wollastonite	A native calcium silicate, a monoclinic mineral of varying color, usually in cleavable masses.

For ease of reference, the following conversion factors are provided:

Metric Unit	U.S. Measure	U.S. Measure	Metric Unit

1 hectare	2.471 acres	1 acre	0.4047 hectares
1 metre	3.2881 feet	1 foot	0.3048 metres
1 kilometre	0.621 miles	1 mile	1.609 kilometres
1 gram	0.032 troy oz.	1 troy ounce	31.1 grams

Summary of La Carlota and Recommendations by Angelo Ventura

In 2010, the Company acquired a 100% interest in the La Carlota that was staked to cover gold zones.  The Carlota is located 6 miles northeast of Maao, 9.5 miles northwest of Bago which is basically the closest city to the Carlota.

Exploration work previously done on the La Carlota had indicated there are some favorable areas worthy of further exploration work.   Nevertheless, the Company feels that only through an extensive exploration work as set forth by Angelo Ventura, Professional Geologist, it might have a chance to identify an ore body.   The question remains as to whether the grade and tonnage is sufficient to warrant a production decision in the future.

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

Monarchy Resources, Inc. is preparing to conduct preliminary exploration work on La Carlota. The Company commenced the work on the La Carlota during the month of July 2011 and obtained a report prepared by Jonathan Malig, Professional Geologist, on December 13, 2011 outline the results of Phase 1 which are detailed on page 20.

PHILIPPINES
Regions and Provinces
BATANES
20°N
20°N
CORDILLERA ADMINISTRATIVE REGION
ILOCOS NORTE
APAYAO
CAGAYAN
ILOCOS REGION
ABRA
KALINGA
CAGAYAN VALLEY
ILOCOS SUR
MT. PROVINCE
ISABELA
IFUGAO
LA UNION
BENGUET
NUEVA VIZCAYA
QUIRINO
Philippine Sea
PANGASINAN
TARLAC
NUEVA ECIJA
AURORA
ZAMBALES
PAMPANGA
CALABARZON
15°N
15°N
CENTRAL LUZON
BULACAN
BATAAN
RIZAL
CAVITE
LAGUNA
CAMARINES NORTE
QUEZON
NATIONAL CAPITAL REGION
BATANGAS
CATANDUANES
South China Sea
MARINDUQUE
CAMARINES SUR
ALBAY
BICOL REGION
OCCIDENTAL MINDORO
ORIENTAL MINDORO
SORSOGON
NORTHERN SAMAR
MIMAROPA
ROMBLON
MASBATE
SAMAR
N
AKLAN
BILIRAN
EASTERN SAMAR
CAPIZ
LEYTE
EASTERN VISAYAS
ANTIQUE
ILOILO
W
E
PALAWAN
WESTERN VISAYAS
GUIMARAS
CEBU
SOUTHERN LEYTE
SURIGAO DEL NORTE
10°N
10°N
LA CARLOTA
NEGROS OCCIDENTAL
BOHOL
S
NEGROS ORIENTAL
NORTHERN MINDANAO
CARAGA
CENTRAL VISAYAS
SIQUIJOR
CAMIGUIN
AGUSAN DEL NORTE
MISAMIS ORIENTAL
SURIGAO DEL SUR
MISAMIS OCCIDENTAL
ZAMBOANGA DEL NORTE
LANAO DEL NORTE
AGUSAN DEL SUR
Sulu Sea
BUKIDNON
ZAMBOANGA PENINSULA
ZAMBOANGA SIBUGAY
LANAO DEL SUR
DAVAO
COMPOSTELA VALLEY
ZAMBOANGA DEL SUR
MAGUINDANAO
COTABATO
DAVAO ORIENTAL
BASILAN
SULTAN KUDARAT
SOUTH COTABATO
DAVAO REGION
SULU
AUTONOMOUS REGION IN MUSLIM MINDANAO
SARANGANI
DAVAO DEL SUR
MALAYSIA
SOCCSKSARGEN
5°N
5°N
TAWI-TAWI

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

ILO
NEGROS
OCCIDENTAL
GUIMARAS
LA CARLOTA
Gulf
Tañon Strait
CEBU
N
S
NEGROS
ORIENTAL

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

La Carlota Gold Claim
June 28th 2010
N
La Carlota Gold Claim
La Carlota City
Maao
SILAY
Talisay
BACOLOD
Murcia
BAGO
Valladolid
LA CARLOTA
San Enrique
Pontevedra
La Castellan
Hinigaran
Province of Abra
Legend
Cities
Gold Claim
Road
Gravel Road
4 inches = 11 kilometeres

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

Employees

As of February 6, 2013, our Company did not have any employees either part time or full time other than its directors and officers.  While in the early exploration stage our Company will not wish to bear the burden of carrying full time employees especially during periods when the claim is not being worked on.   The executive officers initially undertook the responsibility of initially identifying the La Carlota, incorporating the Company, obtaining the assistance of professionals as needed, contributing the initial “seed capital”, coordinating various filings with the independent accountants and attorneys and other matters normally performed by the executive officers.   Neither of our officers and directors are paid for the services they perform on behalf of the Company.

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

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are not quoted on any exchange or quotation system although the Company has been advised by its market maker that a Form 211 has been filed with FINRA.  No public market existed for our common stock.

HOLDERS OF OUR COMMON STOCK

As of February 12, 2013, there were 39 registered holders of record of our common stock.

DIVIDENDS

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in the sections titled “Risk Factors” and “Forward-Looking Statements.”

We are a start-up, pre-exploration stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have yet to undertake any exploration activity on our sole property, La Carlota. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of minerals found on La Carlota. That cash must be raised from other sources. Our only other source for cash at this time is investment by others in the Company. We must raise cash to implement our planned exploration program and stay in business.

Since our business activity is related solely to the exploration and evaluation of La Carlota; it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As of October 31, 2012, we had negative working capital of $14,786.

Despite the commitment of our officers and directors to advance us funds over the next twelve months, unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. Our future financial success will be dependent on the success of the exploration work on La Carlota. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Liquidity and Capital Resources

Our capital commitments for the next twelve months consist of expenses of operations. Phase I work has already been completed and the cost of Phase II has been included in the following expenses over the next twelve months:

Estimated expenses	Amount	Purpose

Accounting – internal	$3,360	Preparation of various quarterly and year-end financial statements
Independent accountants	7,000	Review of various quarterly financial statements and examination of the year-end financial statements
Exploration	27,237	As per Angelo Ventura’s geological report – Phase II
Filing fees	350	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Office supplies, delivery and photocopy charges
Transfer agent’s fees	1,000	Annual fee and miscellaneous expenses

Estimated expenses	$ 39,947

We recognize that additional capital will be required during the next twelve months. Should we be unable to raise additional capital from other sources such as bank financing with guarantees from our directors or a private placement of our common shares from Treasury, our directors and officers are committed to advance Monarchy whatever funds are required to enable the Company to meet its cash needs over the coming year in addition to the amount indicated in the following sentence.   Our directors advanced the funds to complete Phase I of our exploration program in the amount of approximately $14,000 and an additional $20,000 for working capital purposes.   No written agreement has been entered into between the directors and the Company regarding the above noted amount of $34,000 and any future advances.  This advance of $34,000 is on a demand basis and bears no interest similar to any future advances.   The loan is not convertible into shares of our Company.   These funds were advanced to the Company prior to October 31, 2012.

Our professional geologist, Angelo Ventura, has recommended a two-phase exploration program for La Carlota. Even if Phase I results suggests Phase II work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond Phase I of the exploration program recommended by our professional geologist. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

We do not intend to hire any employees at this time. Apart from supervision and evaluation of Phase I work, which will be undertaken by our President, a professional engineer, all of the work on La Carlota will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, exploration, and excavation. We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economic to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on La Carlota through joint venture arrangement or even the sale of part of La Carlota. Neither of these avenues has been pursued as of the date of this Form 10-K.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on June 16, 2010.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

It must be borne in mind that to become profitable and competitive, we must invest in exploration activities on La Carlota, which could be substantial, before we can produce of any minerals we discover on our claim.   There may be no minerals of commercial value on our claim.   We will have to either have our directors and officers provide us with working capital or else find other forms of equity financing.  We can never be assured that any financing will be available as we require it and, if available, will be on the terms acceptable to us.   Without any financing we will not be able to proceed with the future exploration of La Carlota.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on June16, 2010 to October 31, 2012, of $44,786. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits on La Carlota until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

Products and Gold

We do not have any gold as of yet on La Carlota since we have not done any exploration work to support a calculation as to the ounces of gold which might be on the claim.   To our knowledge we do not know, and may never know, if there is gold on the claim unless our future exploration work verifies this fact.   At the present time we do not have any products for sale.

Other Minerals

At the present time we are not aware of other minerals on La Carlota since no exploration has been done to date.

Employees

Other than our directors and officers we do not have any employees.   It is our intention to use the service of our geologist, Angelo Ventura, during the exploration program and he will be responsible for hiring additional personnel to assist in the exploration.  Once the exploration work is completed, Angelo Ventura and any other personnel he has hired will be terminated.   This will reduce our expenditures of having to employ workers when there is basically no work to be done.

Competitive Factors

We are a small pre-exploration company with limited personnel and funds.   There are many other exploration companies who have more personnel at their disposal and funds on hand to undertake substantially exploration work on claims they own.   In the market place for workers they will have advantage over us because they can offer higher salaries and longer periods of employment. This puts our Company as a disadvantage in seeking workers for future exploration work on the Carlota.

Foreign Currency

Our Company will be conducting exploration activities in the Republic of the Philippines and will pay its expenses in PHP dollars.  Any currency fluctuation in an adverse way will increase the cost of our exploration program on La Carlota.

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

When we commence exploration on our mineral claim the Department of Mines in the Philippines will require us to complete and submit a Form MGB 50-1.   At this time the Department will advise us as to exactly what fees we will have to pay and what amount of bonding is required.   At this time we cannot accurately estimate the amounts required.

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

Our estimated exploration costs over the next twelve months on the La Carlota claim will be $27,237.  This estimated figure represents the cost to our Company of doing the exploration work on Phase II as set forth in Angelo Ventura’s Geological Report. Management is considering the commencement of Phase II but at the present time does not have adequate funds to undertake it.

Results of Operations – October 31, 2012 compared to October 31, 2011.

	October 31, 2012	October 31, 2011	Description
Accounting and audit	$ 9,860	7,577	Increase is related to an increase in audit and accounting fees.
Filing fees	2,055	63	Increase relates to XBRL filing requirements and related required fees.
Exploration costs	-	14,000	Decrease due to lack of funding to pursue mining claim activity in FY 2012.
Legal	-	2,010	No legal fees incurred in FY 2012.
Office	599	246	Various courier charges during the period.
Transfer agent’s fees	1,698	664	The increase is due to the Company issuing share certificates during FY 2012.

Total	$ 14,212	24,560

Balance Sheet as of October 31, 2012

Total cash as of October 31, 2012, was $21,083.

Our working capital was derived from capital stock purchased by our two directors and officers in the amount of $30,000 through the issuance of 30,000,000 common shares at a price of $0.001 per share on July 24, 2010 and advances made by the directors of $34,703.  No revenue was generated during these periods.

Total shareholders’ equity as of October 31, 2012 was a negative amount of $14,786.   Our issued and outstanding shares as of October 31, 2012 were 30,000,000 common shares.

Trends

From our date of inception we have been a pre-exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 6.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2012 have been audited by our independent accountants, Sadler Gibb & Associates, LLC, 170 South Main Street, Suite 1120

Salt Lake City, Utah 84101, and attached hereto

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2012 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of October 31, 2012, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of October 31, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

Our officers and directors and their respective ages and positions as of October 31, 2012 were as follows:

Name and address	Age	Position(s)

Guilfred Colcol Casimiro (1) 243 C Teresa Street Mesa, Manila, Philippines	43	Chief Executive Officer, President and Director

Marc Andrew Mercado (1) 1978 – 8 F, Malate Manila, Philippines	30	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director

(1)

Member of the audit committee

Guilfred Colcol Casimiro was appointed to the Board of Directors on June 10, 2010 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer and President.

Marc Andrew Mercado was appointed to the Board of Directors on June 10, 2010 and on the same day by a Resolution of the Board of Directors was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

A description of the work experience of our two directors and officers is as follows.

Guilfred Colcol Casimiro

Guilfred Casimiro was born in the Philippines on May 15, 1969 and obtained a Bachelor of Science degree in Geology in 1990 from the University of the Far East located in Manila, Philippines.  From 1990 to 1997 he was employed by Antique Resources as a junior geologist and was assigned to various geological areas of the Philippines at the direction of the senior geologist on the project to undertake test and assays on various properties Antique Resources was interested in.   After leaving Antique Resources he was employed between 1997 and 2002 by Baguio Minerals as a geologist with responsibilities for studying geological reports on properties for potential development and making recommendations for the development of said properties.  Upon leaving Baguio Minerals in 2002 he was employed by DTL Explorations as a senior geologist responsible for assigning junior geologists to conduct tests on various sites across the properties.  Guilfred was in charge of evaluating the reports prepared by the junior geologists and making recommendations to management on the type of exploration work need on these properties.   He is still employed by DTL Explorations.

Marc Andrew Mercado

Marc Mercado received a Bachelor of Science in Commerce from Ateneo University, Manila, Philippines in 2002 and was employed immediately by Unity Bank Inc., Pampanga, Philippines as an analyst.  In 2005 he was promoted to Senior Financial Analyst where he is responsible for recognizing commercial and consumer banking indexes on economy, consumer trends and government laws.   He is still employed by the Unity Bank Inc.

None of our officers and directors work full time for our Company. Guilfred Casimior spends approximately 10 hours a month on corporate matters and in the future will oversee of our exploration program on behalf of the Board of Directors. Once the exploration program is started it is expected Guilfred Casimior will increase his hours in order to analyse and recommend to the independent geologist further work on La Carlota.  As Chief Financial Officer, Marc Mercado spends approximately 10 hours per month on corporate matters.

None of our directors is an officer or director of a company registered under the Securities and Exchange Act of 1934.

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are unrelated.

Term of Office

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes.   Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors or executive officers:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);
(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

engaging in any type of business practice; or

(iii)

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Guilfred Casimiro, our President and Chairman of the Audit Committee, and Marc Andrew Mercado our Chief Financial Officer and Secretary Treasurer neither of whom are independent. Neither Guilfred Casimiro nor Marc Mercado can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Guilfred Casimiro, Chairman of the Audit Committee, is considering engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the Committee meets to review the Company’s financial statements.

Apart from the Audit Committee, the Company has no other Board committees.

Since inception on June 16, 2010, our Board has not yet had the opportunity to meet but is planning to do so in the immediate future.

Conflicts of Interest

Apart from Guilfred Casimiro, who works as a senior geologist for DTL Explorations, an unrelated company involved in the mineral exploration business in the Philippines, none of our officers and directors is a director or officer of any other company involved in the mining industry. However there can be no assurance such involvement will not occur in the future. Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on July 23, 2010, a Code of Business Conduct and Ethics.  Monarchy’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Monarchy and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Guilfred Colcol Casimiro CEO and President	None	None	None
Mark Andrew Mercado CFO and Secretary Treasurer	One	One	None

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to Guilfred Casimiro, our Chief Executive Officer and Director, and Marc Mercado, our Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director, during the period from June 16, 2010 to October 31, 2012.

Outstanding Equity Awards

Since incorporation on June 16, 2010, we have not granted any stock options or stock appreciation rights to our executive officers or directors.

Compensation of Directors and Officers

We have no standard arrangement to compensate directors for their services in their capacity as directors. There is no compensation arrangement, either written or unwritten, to compensate our officers and directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	Guilfred Colcol Casimiro 243 C Teresa Street, Mesa, Manila, Philippines	3,000,000 (Direct)	10.00%

Common Stock	Marc Andrew Mercado 1978 – 8 F, Munoz, Malate Manila, Philippines	2,000,000 (direct)	6.67%

Common Stock	All Directors and Officers as a Group (2 people)	5,000,000	16.67%

(1)

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2012.  As of October 31, 2012, there were 30,000,000 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K the Company had 39 of shareholders including the officers and directors.  The number of shares held by the officers and directors are 5,000,000 common shares.

Market Information

Monarchy’s stock is not presently traded or quoted on any public market and therefore there is no established market price for the shares. Subsequent to the Effective Date of Monarchy’s registration statement under the Securities Act of 1933, it is anticipated one or more broker dealers may make a market in its securities over-the-counter, with quotations carried on the “OTC Bulletin Board”.    At the present time, there is no established market for the shares of Monarchy. There is no assurance an application to the FINRA will be approved. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock. This would make it far more difficult for stockholders to dispose of their common stock. This could have an adverse effect on the price of the common stock.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

Monarchy has no proposed symbol for the OTCBB.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Monarchy. The number of shares presently subject to Rule 144 is 30,000,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares.  There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Monarchy.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Monarchy’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction.  Disclosure forms detailing the level of risk in acquiring Monarchy’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor.  In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction.  This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Monarchy’s shares.

From Monarchy’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Monarchy due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Monarchy. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Monarchy and Monarchy is unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Monarch has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding.   There are no convertible securities as of the date of this Form 10-K.  Monarchy has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 30,000,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada.  Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703.  All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 – 2469 E. Fort Union Blvd., Salt lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction.   This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows::

1.

One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 50,000 shares as of the date of this Form 10-K; or

2.

The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144, unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

ANTI-TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest."  This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares.  The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation.  Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law.  An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada.  Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met.  At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us.  This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met.  The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

CORPORATE GOVERNANCE

Director Independence

Neither Guilfred Casimiro nor Marc Mercado are not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Guilfred Casimiro, our Chief Executive Officer, and Marc Mercado, our Chief Financial Officer neither of whom are independent.  Further, neither Guilfred Casimiro nor Marc Mercado can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Apart from the Audit Committee, we have no other Board Committees.  Since inception, our Board has conducted its business entirely by consent resolutions.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.

Any of our directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters; and

5.

Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

On July 24, 2010, we issued 20,000,000 shares of common stock to our Chief Executive Officer, President and Director, Guilfred Casimiro officer, and 10,000,000 shares of common stock to our Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director, Marc Andrew Mercado, at a price of $0.001 per share.  The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Under our effective registration statement the two directors were able to sell 25,000,000 common shares leaving them with a joint balance of 5,000,000 common shares.

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Guilfred Casimiro and Marc Mercado are our executive officers and directors, we have determined that neither Guilfred Casimiro nor Marc Mercado are not an independent director as defined under NASDAQ Rule 4200(a)(15).

The Company does not have any promoters involved with it.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended October 31, 2012	Year Ended October 31, 2011
Audit Fees	$6,400	$4,900
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$6,400	$4,900

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended. (1)
10.1	Assignment Agreement dated June 10, 2010 between Rodelio Mining Ltd. and Monarchy Resources, Inc. (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1)

Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

(*)

Filed herein

FINANCIAL STATEMENTS SCHEDULES

1.	Report of Madsen & Associates CPA’s, Inc. Consent of Madsen & Associates CPA’s, Inc. Report of Sadler, Gibb & Associates, LLC.

2.	Balance Sheets as at October 31, 2012 and 2011;

3.	Statements of Operations for the years ended October 31, 2012 and 2011, and for the period from June 16, 2010 (date of inception) to October 31, 2012;

4.	Statement of Stockholders’ Deficiency for the period from June 16, 2010 (date of inception) October 31,2012;

5.	Statements of Cash Flows for the years ended October 31, 2012 and 2011 and for the period from June 16, 2010 (date of inception) to October 31, 2012

6.	Notes to Financial Statements.

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and

Stockholders of Monarchy Resources, Inc.

(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Monarchy Resources, Inc. (A Pre-Exploration Stage Company) (the Company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficiency) equity, and cash flows for the year ended October 31, 2011, the period from June 16, 2010 (date of inception) to October 31, 2010, and the period from June 16, 2010 (date of inception) to October 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarchy Resources, Inc. (a Pre-Exploration Stage Company) as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the period from June 16, 2010 (date of inception) to October 31, 2010, and the period from June 16, 2010 (date of inception) to October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s. Inc.

Murray, Utah

February 3, 2012

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use in this Annual Report on Form 10-K of Monarchy Resources, Inc. for the year ended October 31, 2012, of our report dated February 3, 2012 relating to the financial statements for the years ended October 31, 2011 and 2010, and for the period from June 16, 2010 (date of inception) to October 31, 2011, listed in the accompanying index.

/s/ Madsen & Associates CPA’s, Inc. Madsen & Associates CPA’s, Inc. Murray, Utah February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Monarchy Resources, Inc.

(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Monarchy Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of October 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2012, and for the period June 16, 2010 (date of inception) to October 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended October 31, 2011, and for the period June 16, 2010 (date of inception) to October 31, 2011 were audited by other auditors whose report, dated February 3, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarchy Resources, Inc. (a Pre-Exploration Stage Company) as of October 31, 2012, and the results of its operations and its cash flows for the year ended October 31, 2012, and for the period June 16, 2010 (date of inception) to October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 13, 2013

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

	October 31, 2012	October 31, 2011

ASSETS

CURRENT ASSETS

Cash	$ 21,083	$ 16,086
Prepaid expense	4,750	-

Total Current Assets	$ 25,833	$ 16,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$ 5,916	$ 2,352
Advances from related parties	34,703	14,308

Total current liabilities	40,619	16,660

STOCKHOLDERS’ DEFICIT

Common stock
300,000,000 shares authorized, at $0.001 par value;
30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during the pre-exploration stage	(44,786)	(30,574)

Total Stockholders’ Deficit	(14,786)	(574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 25,833	$ 16,086

The accompanying notes are an integral part of these financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended October 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to October 31, 2012

	Year ended October 31, 2012	Year ended October 31, 2011	From June 16, 2010 (date of inception) to October 31, 2012

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration	-	14,000	14,000
Impairment on mineral claim acquisition	-	-	5,000
General and administrative	14,212	10,560	25,786

NET LOSS FROM OPERATIONS	$ (14,212)	$ (24,560)	$ (44,786)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

MONARCHY RESOURCES, INC.

 (Pre-Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

Period June 16, 2010 (date of inception) to October 31, 2012

	Common Stock
	Shares	Amount	Accumulated Deficit	Total
Balance June 16, 2010	-	$ -	$ -	$ -
Issuance of common shares for cash- $0.001 as at July 24, 2010	30,000,000	30,000	-	30,000

Net loss for the period June 16, 2010 (date of Inception) to October 31, 2010	-	-	(6,014)	(6,014)

Balance as of October 31, 2010	30,000,000	30,000	(6,014)	23,986

Net loss for the year ended October 31, 2011	-	-	(24,560)	(24,560)

Balance as of October 31, 2011	30,000,000	30,000	(30,574)	(574)

Net loss for the year ended October 31, 2012	-	-	(14,212)	(14,212)

Balance as of October 31, 2012	30,000,000	30,000	$ (44,786)	$ (14,786)

The accompanying notes are an integral part of these financial statements

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended October 31, 2012 and 2011 and for the period June 16, 2010 (date of inception) to October 31, 2012

	Year ended October 31, 2012	Year ended October 31, 2011	From June 16, 2010 (date of inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,212)	$ (24,560)	$ (44,786)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(4,750)	-	(4,750)
Changes in accounts payable	3,564	2,352	5,916

Net cash used in operating activities	(15,398)	(22,208)	(38,620)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	20,395	14,308	34,703
Proceeds from issuance of common stock	-	-	30,000

Net cash provided by financing activities	20,395	14,308	64,703

Net (decrease) increase in cash	4,997	(7,900)	21,083

Cash at beginning of period	16,086	23,986	-

CASH AT END OF PERIOD	$ 21,083	$ 16,086	$ 21,083

The accompanying notes are an integral part of these financial statements

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2012

1.

ORGANIZATION

The Company, Monarchy Resources, Inc., was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2012 and 2011, no such common equivalent shares were excluded from net income (loss) per share.

.

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

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$ 6,014	2030	$ 2,045	$ (2,045)	-
2011	24,560	2031	8,350	(8,350)	-
2012	14,212	2032	4,832	(4,832)	-

	$ 44,786		$ 15,227	$ (15,227)	$ -

The total valuation allowance as of October 31, 2012 was $15,227, which increased by $4,832 for the year ended October 31, 2012.

As of October 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended October 31, 2012, and 2011 and no interest or penalties have been accrued as of October 31, 2012 and 2011. As of October 30, 2012 and 2011, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.

AQUISITION OF MINERAL CLAIM

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During the years ended October 31, 2012 and 2011, one of the Directors made advances to the Company in the amount of $20,395 and $14,308, respectively.

The two Directors have acquired 17% of the common stock issued and have made advances to the Company of $34,703 as of October 31, 2012. The advances are non-interest bearing and payable on demand.

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

ITEM 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCHY RESOURCES, INC.

(Registrant)

By:   “GUILFRED C. CASIMIRO”

Guilfred C. Casimiro

Chief Executive Officer

President and Director

Date: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   GUILFRED C. CASIMIRO

Guilfred C. Casimiro

Chief Executive Officer,

President and Director

Date: February 13, 2013

By:   “MARC A. MERCADO”

Marc A. Mercado

Chief Accounting Officer,

Chief Financial Officer and Director

Date: February 13, 2013

Exhibit 31.1

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Guilfred Colcol Casimiro, certify that:

1.

I have reviewed this Form 10-K of Monarchy Resources, Inc. (the “registrant”);

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

Date:  February 13, 2013

GUILFRED C. CASIMIRO

Guilfred C. Casimiro

Chief Executive Officer, President and Director

Exhibit 31.2

The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Marc A. Mercado, certify that:

1.

I have reviewed this Form 10-K of Monarchy Resources, Inc. (the “registrant”);

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

Date: February 13, 2013

MARC A. MERCADO

Marc A. Mercado

Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Monarchy Resources, Inc. (the “Company”) for the year ended October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Guilfred C. Casimiro, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: February 13, 2013

          “GUILFRED C. CASIMIRO”

Guilfred C. Casimiro

          Chief Executive Officer,

            President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the “Report”) on the Form 10-K of Monarchy Resources, Inc. (the “Company”) for the year ended October 31, 2012, as filed with the Securities and Exchange Commission on the date hereof, I, Marc A. Mercado, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.    The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.    The information contained in this Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: February 13, 2013

         “MARC A. MERCADO”

  Marc A. Mercado

             Chief Accounting Officer,

     Chief Financial Officer and Director