Form 10-Q
period 2013-04-30
Monarchy Resources, Inc.
filed 2013-06-10
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 7, 2013: 30,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheet as at April 30, 2013 and October 31, 2012	4

	Condensed Statement of Operations For the three and six months ended April 30, 2013 and 2012 and for the period June 16, 2010 (Date of Inception) to April 30, 2013	5

	Condensed Statement of Cash Flows For the six months ended April 30, 2013 and 2012 and for the period June 16, 2010 (Date of Inception) to April 30, 2013	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	30

	SIGNATURES.	31

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Monarchy Resources, Inc. (Pre-exploration stage company) at April 30, 2013 (with comparative figures as at October 31, 2012) and the statement of operations for the three and six months ended April 30, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to April 30, 2013 and the statement of cash flows for the  six months ended April 30, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to April 30, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2013.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 2,513	$ 21,083
Prepaid expense	3,250	4,750

Total Current Assets	$ 5,763	$ 25,833

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,876	$ 5,916
Advances from related parties	39,889	34,703

Total current liabilities	47,765	40,619

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during the pre-exploration stage	(72,002)	(44,786)

Total Stockholders’ Deficiency	(42,002)	(14,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,763	$ 25,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Apr. 30, 2013	Three months ended Apr. 30, 2012	Six months ended Apr. 30, 2013	Six months ended Apr. 30, 2012	From June 16, 2010 (date of inception) to Apr. 30, 2013

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Exploration	-	-	-	-	14,000
Impairment on mineral claim Acquisition	-	-	-	-	5,000
General and administrative	21,955	2,113	27,216	6,895	53,002

NET LOSS	$ (21,955)	$ (2,113)	$ (27,216)	$ (6.895)	$ (72,002)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended April 30, 2013	Six months ended April 30, 2012	From June 16, 2010 (date of inception) to April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (27,216)	$ (6,895)	$ (72,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	-	-	5,000

Changes in operating assets and liabilities:
Prepaid expense	1,500		(3,250)
Changes in accounts payable	1,960	1,884	7,876

Net cash used in operating activities	(23,756)	(5,011)	(62,376)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,186	232	39,889
Proceeds from issuance of common stock	-	-	30,000

Net cash provided by financing activities	5,186	232	69,889

Net (decrease) increase in cash	(18,570)	(4,779)	2,513

Cash at beginning of period	21,083	16,086	-

CASH AT END OF PERIOD	$ 2,513	$ 11,307	$ 2,513

The accompanying notes are an integral part of these unaudited condensed financial statements

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2013

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

The interim financial statements for the six months ended April 30, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2012, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at April 30, 2013.

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

4.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the six months ended April 30, 2013, the directors made advances of $5,186 to the Company, for operating expenses.

The two Directors have acquired 17% of the common stock issued and have made advances to the Company of $39,889, as of April 30, 2013. The advances are non-interest bearing, unsecured and payable on demand.

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

7.

SUBSEQUENT EVENT

On May 14, 2013, the Company entered into a Share Exchange Agreement for an initial 28% of New World Metals, S.A.P.I. de C.V. (“New World”), a Mexican Mining operator based in Chihuahua, Mexico.   Under the terms of the Agreement, the Company will issue a total of 10,000,000 common shares of the Company in exchange for 28% of the outstanding shares of New World. As of June 7, 2013, this transaction has not closed.

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

We are a start-up, pre-exploration mining company formed to explore mineral properties for gold.  We have purchased a 100% interest in an 8 unit claim block named La Carlota Gold Claim (“La Carlota”) containing 97.3 hectares that is recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  The claim was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines and the Company incurred $5,000 to obtain title to La Carlota.   However, we do not currently have the necessary funds to undergo exploration of this property and will need to raise capital in order to do so.  If we cannot, we may have to go out of business. Our directors advanced $39,889 to undertake the first part of our exploration program and for general working capital purposes. The proposed two phase exploration plan will cost approximately $41,090.  As at April 30, 2013, we had $2,513 in cash, $3,250 in prepaid expense and current liabilities of $47,765 resulting in a negative working capital deficiency of $42,002.  To undertake Phase II of our exploration program we will require additional funds of $51,315 including general and administrative expenses.  There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. We have no other assets.

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

From our inception June 16, 2010 through April 30, 2013, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors.  Subsequent to April 30, 2013, we have raised no further funds other than the advances from our directors mentioned above.

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

Employees

As of April 30, 2013, our Company did not have any employees either part time or full time other than its directors and officers. Our directors and officer devote their time to the activities of the Company in that the President spends approximately 35 hours a month and our Chief Financial Officer spends approximately 25 hours a month on our business.   These hours will increase as our Company become further active in its exploration work.

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

Balance Sheet as of April, 2013

Total cash as of April 30, 2013 was $2,513.

Our working capital was derived solely from capital stock purchased by our two directors and officers in the amount of $30,000 through the issuance of 30,000,000 common shares at a price of $0.001 per share on July 24, 2010.  In addition, the directors have made advances to the Company of $39,889.  No revenue was generated during these periods.

Total stockholders’ deficiency as of April 30, 2013 was $42,002.   Our issued and outstanding shares as of April 30, 2013 were 30,000,000 common shares.

The Three and Six Months Ended April 30, 2013 compared to April 30, 2012.

We incurred accumulated net losses since inception of $72,002.  An analysis of the changes in expenses for the three and six months ended April 30, 2013 compared to April 30, 2012 is as follows:

	Three months Ended Apr. 30, 2013	Three months Ended Apr. 30, 2012	Six months ended Apr. 30, 2013	Six months ended Apr. 30, 2012	Comment

Accounting and auditing	$ 2,640	$ 1,640	$ 7,060	$ 6,305	Increase in accounting and audit fees.
Edgar fees	1,720	-	2,470	-	Amortization of prepaid fees
Filing fees	17,500	-	17,500	-	DTC application fee
Office	95	319	186	436	General decrease in office expenses
Transfer agent fees	-	154	-	154

Total Expenses	$ 21,955	$ 2,113	$ 27,216	$ 6,895

REQUIREMENTS FOR CASH OVER THE NEXT TWELVE MONTHS

As of April 30, 2013, we had cash of $2,513, prepaid expense of $3,250, accounts payable of $7,876, and advances from related parties of $39,889, representing a working capital deficit of $42,002.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 10,640
Edgarizing and XBRL filings	(ii)	5,600
Exploration costs – La Carlota Gold Claim	(iii)	27,237
Filing fees – Nevada; Sec of State	(iv)	475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		45,952
Accounts payable – unrelated parties at April 30, 2013	(vii)	7,876
		53,828
Less: cash on hand as at April 30, 2013		(2,513)
Estimate of additional cash requirements over the next twelve months		$ 51,315

 (i)

Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

April 30, 2013	10-Q	$ 840	$ 1,100	$ 1,840
July 31, 2013	10-Q	840	1,100	1,840
October 31, 2013	10-K	1,120	4,000	5,120
January 31, 2014	10-Q	840	1,100	1,840
Estimated total		$ 3,640	$ 7,300	$ 10,640

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

(v)

Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi).

Accounts payable – unrelated parties

The amount outstanding as at April 30, 2013 was $7,876 which was due to the bookkeeper who prepared the working papers for either the examination or review by the independent public accountants and for photocopying services.

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

Trends

From our date of inception we have been a pre-exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 24.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings to which Monarchy is a party or to which the La Carlota Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

 Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, financial condition and results of operations. Before you decide whether to invest in our common stock, you should carefully consider these risks and uncertainties, together with all of the other information included in this Form 10-Q .

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated losses of $72,002. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewellery demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,754 (2012), $1,450 (2013) London PM Fix Price for instance. This volatility may favour operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our operations such as, but not limited to political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems.  Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss.  We may not be able to obtain insurance to cover these risks at economically reasonable premiums.  We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.

OTHER INFORMATION

On May 14, 2013, the Company entered into a Share Exchange Agreement for an initial 28% of New World Metals, S.A.P.I. de C.V. (“New World”), a Mexican Mining operator based in Chihauhua, Mexico.   Under the terms of the Agreement, the Company will issue a total of 10,000,000 common shares of the Company in exchange for 28% of the outstanding shares of New World.

New World Metals currently owns the rights to the mining operations of two operating mines in Chihuahua, Mexico, which are currently producing 200 tons of mineral per day with  average of 600 grams of silver and 3 grams of gold per ton.

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

MONARCHY RESOURCES, INC.
(Registrant)

Date: June 10, 2013	// “Guilfred Colcol Casimiro”
GUILFRED COLCOL CASIMIRO Chief Executive Officer, President and Director

Date: June 10, 2013	//”Marc Andrew Mercado”
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

Dated: June 10, 2013

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

Dated: June 10, 2013

MARC ANDREW MERCADO

Marc Andrew Mercado

Chief Financial Officer and Secretary

Exhibit 32.1

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the six months ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Guilfred Colcol Casimiro, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 10, 2013

GUILFRED COLCOL CASIMIRO

Guilfred Colcol Casimiro

Chief Executive Officer,

President and Director

Exhibit 32.2

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the six months ended April 30, 2013, as filed with the Securities and Exchange Commission on the date hereof, I, Marc Andrew Mercado, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 10, 2013

MARC ANDREW MERCADO

Marc Andrew Mercado

Chief Accounting Officer

Chief Financial Officer and Director