Form 10-Q
period 2013-07-31
Monarchy Resources, Inc.
filed 2013-09-26
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _____ to _____

Commission File number 333-172825

MONARCHY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0525633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

La Dirección es. Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico
(Address of principal executive offices)

(408) 879-2669
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X .   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer         .

Accelerated filer

        .

Non-accelerated filer           .   (Do not check if a small reporting company)

Small reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes       .   No   X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 25, 2013: 45,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheet as at July 31, 2013 and October 31, 2012	4

	Condensed Statement of Operations For the three and nine months ended July 31, 2013 and 2012 and for the period June 16, 2010 (Date of Inception) to July 31, 2013	5

	Condensed Statement of Cash Flows For the nine months ended July 31, 2013 and 2012 and for the period June 16, 2010 (Date of Inception) to July 31, 2013	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4.	Controls and Procedures	16

PART 11.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Monarchy Resources, Inc. (Pre-exploration stage company) at July 31, 2013 (with comparative figures as at October 31, 2012) and the statement of operations for the three and nine months ended July 31, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to July 31, 2013 and the statement of cash flows for the  nine months ended July 31, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to July 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ending October 31, 2013.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$21,083
Prepaid expense	2,500	4,750

Total Current Assets	2,500	25,833

LONG TERM INVESTMENTS
Investment in New World Minerals (Note 4)	749,148	-

	$751,648	$25,833

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$9,813	$5,916
Advances from related parties (Note 5)	39,890	34,703
Promissory Note (Note 4)	750,000	-

Total current liabilities	799,703	40,619

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
45,000,000 shares issued and outstanding as at July 31, 2013 (30,000,000 as at October 31, 2012) (Note 6)	45,000	30,000
Additional paid in capital	15,000	-
Deficit accumulated during the pre-exploration stage	(108,055)	(44,786)

Total Stockholders’ Deficiency	(48,055)	(14,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$751,648	$25,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012	From June 16, 2010 (date of inception) to July 31, 2013

EQUITY LOSS ON WORLD MINERALS	$(30,852)	$-	$(30,852)	$-	$(30,852)

EXPENSES

Exploration	-	-	-	-	14,000
Impairment on mineral claim Acquisition	-	-	-	-	5,000
General and administrative	5,200	9,932	32,416	16,826	58,203

NET LOSS	$(36,052)	$(9,932)	$(63,269)	$(16,826)	$(108,055)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	36,250,000	30,000,000	31,822,989	30,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended July 31, 2013	Nine months ended July 31, 2012	From June 16, 2010 (date of inception) to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(63,269)	$(16,826)	$(108,055)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss on World Minerals	30,852	-	30,852
Impairment loss on mineral claim	-	-	5,000
Purchase of property for shares	30,000	-	30,000
Changes in operating assets and liabilities:
Prepaid expense	2,250	-	(2,500)
Changes in accounts payable	3,897	2,724	9,814

Net cash used in operating activities	3,730	(14,102)	(35,889)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in New World Metals	(780,000)	-	(780,000)
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	(780,000)	-	(785,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,187	20,279	39,889
Promissory Note	750,000		750,000
Proceeds from issuance of common stock	-	-	30,000

Net cash provided by financing activities	755,187	20,279	819,889

Net (decrease) increase in cash	(21,083)	6,177	-

Cash at beginning of period	21,083	16,086	-

CASH AT END OF PERIOD	$-	$22,263	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2013

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

The interim financial statements for the nine months ended July 31, 2013 and 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2012, as filed with the SEC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at July 31, 2013.

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

4.

INVESTMENT IN NEW WORLD METALS S.A. de C.V.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 10,000,000 shares of the Company at a deemed value of $.001 per share to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17% to 45% by issuing 5,000,000 shares and entering into a $750,000 Promissory Note with New World.

On September 9, 2013, the Company issued to the owners of New World 15,000,000 shares. The Company entered into a one year 3%, $750,000 Promissory Note on July 31, 2013. The equity loss incurred on the Company’s investment to July 31, 2013 was $30,852.

5.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended July 31, 2013, the previous directors made advances of $5,186 to the Company, for operating expenses.

The two previous Directors have acquired 12.5% of the common stock issued and have made advances to the Company of $39,889, as of July 31, 2013. The advances are non-interest bearing, unsecured and payable on demand.

6.

CAPITAL STOCK

On July 24, 2010, Company completed a private placement consisting of 30,000,000 common shares at $0.001 per share sold to directors and officers for a total consideration of $30,000.

Under an effective registration statement, the directors and officers sold 25,000,000 common shares to other investors in May 2012.

On June 19, 2013 the Company issued 10,000,000 shares and on July 4, 2013, the Company issued 5,000,000 shares to acquire 45% of the issued and outstanding shares of New World. These shares were valued at $0.002 per share.

7.

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

Our offices are located at La Dirección es. Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880, Hidalgo del Parral, Chihuahua, Mexico and can be reached at (408) 879-2669.

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

We are a start-up, pre-exploration mining company formed to explore mineral properties for gold.  We have purchased a 100% interest in an 8 unit claim block named La Carlota Gold Claim (“La Carlota”) containing 97.3 hectares that is recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  The claim was staked by the Company and recorded with the Mineral Resource Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines and the Company incurred $5,000 to obtain title to La Carlota.   However, we do not currently have the necessary funds to undergo exploration of this property and will need to raise capital in order to do so.  If we cannot, we may have to go out of business. Our directors advanced $39,889 to undertake the first part of our exploration program and for general working capital purposes. The proposed two phase exploration plan will cost approximately $41,090.  As at July 31, 2013, we had $nil in cash, $2,500 in prepaid expense and current liabilities of $47,765 resulting in a negative working capital deficiency of $45,265.  To undertake Phase II of our exploration program we will require additional funds of $51,315 including general and administrative expenses.  There has been no production to date. There are no full-time employees and management is able to spend only a small amount of time with respect to these affairs. We have no other assets.

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

From our inception June 16, 2010 through July 31, 2013, we raised $30,000 in capital in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors.  Subsequent to July 31, 2013, we have raised no further funds other than the advances from our directors mentioned above.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Minerals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, On September 9, 2013, the Company issued 10,000,000 shares of the Company at a deemed value of $.002 per share to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17% to 45% by issuing 5,000,000 shares at $0.002 per share and investing $750,000 in New World. The 5,000,000 shares were issued on May 9, 2013. The $750,000 will be invested in New World over the next year.

We have no full-time employees other than our management who devote time to our operations.   For example, our President, Jose Perez spends approximately 35 hours each month.   As our Company develops, he will both devote more time to our operations.

While our officer and director is not director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Philippines.  The cost expressed in the geological report on La Carlota is expressed in the local currency, Philippine Pesos (“PHP”).  Our investment in New World Minerals S.A.P.I de C.V. is located in Mexico.

DESCRIPTION OF THE PROPERTY

La Carlota Mineral Claim

Our La Carlota mineral claim is a 97.3 hectare parcel located in the Republic of the Philippines.

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

Budget

Angelo Ventura recommended a budget of PHP 1,799,729 (US$41,090) as follows:

Phase I (Completed)	Philippine Currency		United States Currency

Geological mapping including air photo	315,268	$	$ 7,198
Geophysical surveying	291,500		6,655

Total Phase I	606,768		13,853
Phase II

Geochemical surveying with surface mapping including grab and soil samples	1,192,961		27,237

Total Phases I and II	1,799,729	$	$ 41,090

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

Investment in New World Minerals S.A. P.I de C.V.

New World owns three working mines; Morelos, La Luna, and Peneto located in Chihuahua, Mexico. The Company is a 45% shareholder in New World.

New World has informed the Company that the La Luna Mine has been pumped free of water to the lower levels, and the shaft has been lowered an additional 7 meters. Most recent assays at these levels show 1.5 grams of Gold and 600 grams of Silver. The La Luna mine is 30 hectares and has gold and silver as its main minerals with assays averaging 2.5 grams of gold and 600 grams of silver per ton. Currently there is a stockpile of 3000 tons of ore ready to process. Production is currently 25 tons per day. The La Luna mine has just over 300,000 tons of indicated resources and an additional 413,480 tons of inferred resources.

Major repairs and upgrades have been carried out to the mining structure at the Morelos Mine. Current assays at this new level show 1 gram of Gold and 200 grams of Silver per ton. The Morelos mine is 21 hectares and has gold and silver as its main minerals with assays averaging 2 grams of gold and 600 grams of silver per ton. Currently there is a stockpile of 4,500 tons of ore ready to process. Production is currently 30 tons per day. The Morelos mine has over 1,000,000 tons of proven and probable resources and an additional 550,000 tons of inferred resources.

At the Peneto Mine, the shaft was deepened an additional 8 meters, and assays have been ordered on these recent samples. The Peneto mine has gold and silver as its main minerals with assays averaging 11 grams of gold and 170 grams of silver per ton. Currently there is a stockpile of 500 tons of ore ready to process. Production will start at 15 to 20 tons a day. The Peneto mine has 160,000 tons of indicated resources and an additional 138,000 tons of inferred resources.

During the 3 months ended July 31, 2013, New World has spent $88,003 on exploration activities. Our share of this loss was $30,852 which has been recorded in the records as an equity loss in the investment in New World.

Balance Sheet as of July 31, 2013

Total cash as of July 31, 2013 was $Nil.

Our working capital was derived solely from capital stock purchased by our previous directors and officers in the amount of $30,000 through the issuance of 30,000,000 common shares at a price of $0.001 per share on July 24, 2010.  In addition, these previous directors have made advances to the Company of $39,889.  No revenue was generated during these periods.

Total stockholders’ equity as of July 31, 2013 was $14,954,298.   Our issued and outstanding shares as of July 31, 2013 were 30,000,000 common shares, and common stock payable of 15,000,000 common shares.

The Three Ended July 31, 2013 compared to July 31, 2012.

An analysis of the changes in expenses for the nine months ended July 31, 2013 compared to July 31, 2012 is as follows:

	Three months Ended July 31, 2013	Three months Ended July 31, 2013	Comment
Equity Loss on New World	$ 30,852	$ -	Company’s share of loss in New World recorded as Equity Accounting
Accounting and auditing	2,600	1,915
Edgar fees	750	-	Amortization of prepaid fees
Filing fees	1,850	6,425	DTC application fee in 2012
Office	-	48
Transfer agent fees	-	1,544	Share issues in 2012

Total Expenses	$ 36,052	$ 9,932

The Three and Nine months Ended July 31, 2013 compared to July 31, 2012.

We incurred accumulated net losses since inception of $108,055.  An analysis of the changes in expenses for the three and nine months ended July 31, 2013 compared to July 31, 2012 is as follows:

	Nine Months ended July 31, 2013	Nine months ended July 31, 2012	Comment
Equity Loss on New World	$ 30,852	$ -	Company’s share of loss in New World recorded as Equity Accounting
Accounting and auditing	9,660	8,220
Edgar fees	2,250	-	Amortization of prepaid fees
Filing fees	20,320	6,425	DTC application fee
Office	186	483
Transfer agent fees	-	1,698	Setting up transfer agent

Total Expenses	$ 32,416	$ 16,826

REQUIREMENTS FOR CASH OVER THE NEXT TWELVE MONTHS

As of July 31, 2013, we had cash of $nil, prepaid expense of $2,500, accounts payable of $7,876, and advances from related parties of $39,889.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount
Accounting and audit	(i)	$17,000
Edgarizing and XBRL filings	(ii)	5,600
Exploration costs – La Carlota Gold Claim	(iii)	27,237
Development costs – New World Metasl	(iv)	750,000
Filing fees – Nevada; Sec of State		475
Office and general expenses	(v)	1,000
Transfer agent fees	(vi)	1,000
Estimated expenses		45,952
Accounts payable – unrelated parties at July 31, 2013	(vii)	9,376
		857,640
Less: cash on hand as at July 31, 2013		-
Estimate of additional cash requirements over the next twelve months		$857,640

(i)

Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q as follows:

Period	Form	Accountant	Auditor	Amount

July 31, 2013	10-Q	$1,500	$1,500	$3,000
October 31, 2013	10-K	3,000	5,000	8,000
January 31, 2014	10-Q	1,500	1,500	3,000
July 31, 2014	10-Q	1,500	1,500	3,000
Estimated total		$7,500	$9,500	$17,000

(ii)

Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii)

Exploration costs

The projection of cash required over the next twelve months has assumed that Phase II will be completed at an estimated cost of $27,237.  Exploration should commence in the fall of 2013.

(iv)

Development Costs - Mexico

To complete the acquisition of the 17% shares in New World Metals, we must invest $750,000 into the project over the next twelve months.

(v)

Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)

Transfer agent

The annual fee from Action Stock Transfer Inc. to act as transfer agent for us is $1,000

(vi)

Accounts payable – unrelated parties

The amount outstanding as at July 31, 2013 was $7,876 which was due to the bookkeeper who prepared the working papers for either the examination or review by the independent public accountants and for photocopying services.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There are no legal proceedings to which Monarchy is a party or to which the La Carlota Claim or New World Metals S.A.P.I. de C.V. is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Risks Associated with our Company and our Industry

We are governed by only one person, Jose Perez, which may lead to faulty corporate governance.

We have one director and one executive officer who make all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  None compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest.

Our executive officers have other business interests meaning they are unable to work full time for our Company.  This might eventually led to business failure.  Our President spends approximately 35 hours a month on the affairs of the Company. As our Company commences further exploration programs management will have to spend more time on the affairs of the Company.  Unforeseen events may cause this amount of time to become even less.  Our officers may also have conflicts of interest as a result of their relationships with the companies they currently are involved with.

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated losses of $77,202. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

International operations in the Philippines and Mexico are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant in our business dealing in the Philippines and Mexico. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and may delay our exploration activities in the Philippines.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins.  Exchange rate changes between the Philippine currency and the Mexican currency and the U.S. Dollar may also adversely affect our successful operations.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2012 except that on September 9, 2013, we issued 15,000,000 to acquire 45% of New World Metals S.A.P.I de C.V.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

 MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011 Registration No. 333-172825)

3(i)	Articles of Incorporation (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011, Registration No.333-172825)

3(ii)	By-laws (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011, Registration No. 333-172825)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011 Registration No. 333-172825)

10.2	Share Exchange Agreement dated May 14, 2013 (incorporated by reference to the Form 8 filed on May 14, 2013.

10.3	Share Exchange Agreement dated July 9, 2013 (incorporated by reference to the Form 8 filed on July 9, 2013)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instant Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY RESOURCES, INC.
(Registrant)

Date: September 25, 2013	/s/ “Jose Perez”
JOSE PEREZ Chief Executive Officer, President and Director