Form 10-K
period 2013-10-31
Monarchy Resources, Inc.
filed 2014-02-14
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____                           COMMISSION FILE NUMBER 333-172825

MONARCHY RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

NEVADA	46-0525633
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(702) 722-1003

Securities registered pursuant to Section 12(b) of the Act:	NONE.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Table of Contents

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,051,200 as of April 30, 2013, at a price of $0.08 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 13, 2014, the Registrant had 66,140,000 shares of common stock outstanding.

Table of Contents

MONARCHY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2013

Table of Contents	1

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

ITEM 1. BUSINESS OVERVIEW

Our principal office is located at Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico and our telephone number is (702) 722-1003.

Table of Contents	2

We were incorporated in the State of Nevada on June 16, 2010 under the name “Monarchy Resources, Inc.   in order to seek out and acquire mineral properties. With strong gold prices at the present time they were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

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

Prior to incorporation on June 16, 2010, we entered into an assignment agreement with Rodelio Mining Ltd., an unrelated third party company, to acquire La Carlota for the sum of $5,000.  At the time of entering into the assignment agreement, our previous President, Guilfred Casimiro, believed that the Company had already been incorporated on the laws of the State of Nevada.  As a result, the assignment agreement constitutes a “pre-incorporation contract” and was subsequently ratified, including all other prior acts and actions, by our board of directors.

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

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 10,000,000 shares of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method.

Table of Contents	3

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 5,000,000 shares and agreeing to pay $750,000 to three separate owners of New World. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method. The Company’s share of the losses of New World for the period ended October 31, 2013 was $65,167.

On October 31, 2013, the Company assessed its investment in New World and the related loan receivable it had with New World. As the Company could not project any future cash flows from New World, it determined the investment and loan receivable were impaired. Therefore, the Company recorded an impairment loss on the investment of $4,959,833 and an impairment loss on the loan receivable of $60,000.

Our company is considered an exploration company. It has spent sufficient funds on the three working mines; Morelos, La Luna, and Peneto since its acquisition. It has not yet undertaken sufficient exploration work on our mineral claim, La Carlota.  Three of our claims are located in Mexico, our other claim, La Carlota, is located in the Philippines.   We are currently mining the Mexican Claims and hope that the mining becomes profitable, we are also hopeful that our future exploration programs on the La Carlota claim will identify mineralization which eventually can be put into commercial production.  It must be borne in mind that very few mineral claims explored are ever able to go into commercial production.   This might be the case with La Carlota.   Nevertheless, we would like to be able to generate revenue from La Carlota by selling the mineral we locate on the claim.

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

We have one directors and one executive officers who make all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  Non-compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our directors and officers are not residents of the United States making the enforcement of liabilities against them difficult.

Our director and executive officer resides outside the United States.  If a shareholder had a desire to sue them for damages, the shareholder would have to serve a summons and complaint.  Even if personal service is accomplished and a judgment is entered against our directors in the United States, the shareholder would then have to locate the assets of our directors, and register the judgment in Mexico where the assets are located.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest.

Table of Contents	4

Our executive officers have other business interests in that Jose Perez, our President, is unable to work full time for our Company.  This might eventually led to business failure.  He plans to devote only 40 hours per month at this time to our affairs which may lead to sporadic exploration activities and periodic interruptions of business operations.  Unforeseen events may cause this amount of time to become even less.  Our officer may also have conflicts of interest as a result of these relationships with the companies they currently work for.

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

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Without operations, we will make no money which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We are committed to raising $750,000 to fund the Mexican operations.  We may also have to borrow large sums of money that require substantial capital and interest payments. We also must perform mineral explorations on La Carlota Gold Claim to determine if any ore reserves are present.

The probability of a mineral claim having profitable reserves is very rare and our claim, even with large investments, may never generate a profit.

We are dependent upon our mining property for success.  All anticipated future revenues would come directly from our three small Mexican mines and our Philippine claim, La Carlota.  Should we fail to extract and sell gold from this property, our business will fail.  Mineral deposit estimates are imprecise and subject to error, and resource calculations when made may prove unreliable.  Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies.  Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from the original estimations. No assurances can be given that any mineral deposit estimate will ever be reclassified as a reserve.  We have no known ore reserves.  Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore reserve.  Most exploration projects do no result in discovery of commercially mineable deposits. With little capital available, we will have to limit our exploration which decreases the chances of finding a commercially viable ore body. Even if gold/and or silver is identified, La Carlota may not be put into production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates.  If the exploration activities do not suggest a commercially successful prospect then we may altogether abandon plans to develop the property.

Table of Contents	5

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

International operations in Mexico and the Philippines are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant in our business dealing in Mexico and the Philippines. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and may delay our exploration activities in the Philippines.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins.  Exchange rate changes between the Mexican and Philippine currencies and the U.S. Dollar may also adversely affect our successful operations.

Our future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In Mexico and in the Philippines, all mining is regulated by Federal and State/Provincial level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations.  Pollution can be anticipated with mining activities.  If we are unable to comply with current or future regulations, this may expose us to fines, penalties and litigation that could cause our business to fail.

We are vulnerable to the change of the world gold supply, demand and prices.

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewelry demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,755 (2012), $1,200 (2013) London PM Fix Price for instance. This volatility may favor operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

Table of Contents	6

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

ITEM 2.

PROPERTIES.

1.	Mexico:

In Mexico, we have interests in three mineral claims through New World Metals SAPI. New World owns three working mines; Morelos, La Luna, and Peneto located in Chihuahua, Mexico. The Company is a 45% shareholder in New World.

Table of Contents	7

Morelos Mine:

In 2013, major repairs and upgrades have been carried out to the mining structure at the Morelos Mine. Current assays at this new level show 1 gram of Gold and 200 grams of Silver per ton. The Morelos mine is 21 hectares and has gold and silver as its main minerals with assays averaging 2 grams of gold and 600 grams of silver per ton. Currently there is a stockpile of 4,500 tons of ore ready to process. Production is currently 30 tons per day. The Morelos mine has over 1,000,000 tons of proven and probable resources and an additional 550,000 tons of inferred resources.

Additional Mine details:

Name of Property	Morelos
Location	Inde, Durango; Mexico
Description / History	This mine was in full production in the 1950′s. During the 1970′s it produced high grade mineral (15 kgs. of forth level Silver)
Acreage	21 Hectares
Minerals Types	Gold & Silver
Stock Pile Size	6,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Gr Silver 2 Gr Gold per ton
Processing tons	40 Tons per day. New World Forecast to 100 Tons per day

La Luna Mine

In 2013 the La Luna Mine has been pumped free of water to the lower levels, and the shaft has been lowered an additional 7 meters. Most recent assays at these levels show 1.5 grams of Gold and 600 grams of Silver. The La Luna mine is 30 hectares and has gold and silver as its main minerals with assays averaging 2.5 grams of gold and 600 grams of silver per ton. Currently there is a stockpile of 3000 tons of ore ready to process. Production is currently 25 tons per day. The La Luna mine has just over 300,000 tons of indicated resources and an additional 413,480 tons of inferred resources.

Additional Mine details:

Name of Property	La Luna
Location	Matamoros, Chihuahua
Description / History	This mine was in operation in the 1970′s, but only the north zone was mined and only to the third level.
Acreage	30 hectares

Table of Contents	8

Minerals Types	Gold and Silver
Stock Pile Size	2,500 tons
How many Assays	Multiple
Avg. Assay Results	600 Grams Silver; 2.5 Grams Gold. The main vein shows 13 kilos Silver and 25 Grams Gold
Processing tons per day	30 Tons per day
Is the mine producing	In production. A forth level is being developed to increase production to 100 tons per day.

Peneto Mine

The Peneto mine has gold and silver as its main minerals with assays averaging 11 grams of gold and 170 grams of silver per ton. Currently there is a stockpile of 500 tons of ore ready to process. Production will start at 15 to 20 tons a day. The Peneto mine has 160,000 tons of indicated resources and an additional 138,000 tons of inferred resources. In 2013, at the Peneto Mine, the shaft was deepened an additional 8 meters, and assays have been ordered on these recent samples.

Additional Mine details:

Name of Property	Peneto
Location	Santa Barbara, Chihuahua
Description / History	Mine in production since 1990, but only explored to the forth level
Minerals Types	Gold & Silver
Stock Pile Size	500 Tons
Avg Assay Results	11 Grams Gold, 170 Grams Silver
Processing tons per day	15 Tons per day

During the 6 months ended October 31, 2013, New World has spent $141,641 on exploration activities. Our share of this loss was $54,989 which has been recorded in the records as an equity loss in the investment in New World.

In the Philippines we have a single mineral claim, La Carlota. The title indicates that the Company owns the property outright.

2.	Philippines

The La Carlota Gold Claim was acquired on June 30, 2010. The Company has a Gold Claim on a 97.3 Hectare area. can be identified in the Philippines by the following information:

Property Name:	La Carlota Gold Mine
Certificate Number:	PCLC1028858
Title Number:	CA188042
Registration Received:	June 11, 2010; Entered on June 14, 2010
Title Granted On:	June 30, 2010
Parcel Identifier:	058-735-651
8 Unit Claim Block:	97.3 Hectares

Table of Contents	9

Our mining geologist, Angelo Ventura, recommended a two phase exploration program of this property but as of the date of this Form 10-K work has been undertaken on the La Carlota.

The Budget

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

Table of Contents	10

The circular magnetic high immediately south of La Carlota Prospect (marked SN 15149 on the magnetic intensity diagram above) has returned coincidental elevated, gold, silver, copper, and zinc from rock chip outcrop samples. Further work is underway to advance definition of the mineralization. Initial rock-chip sample assays include:

•	36.7 g/t Au, 22.4 g/t Ag, 3.04 % Cu & 10.1 % Zn in outcrop sample 15152
•	19.1 g/t Au, 19.7 g/t Ag, 3.92 % Cu & 1.95 % Zn in outcrop sample 15150
•	11.9 g/t Au, 15 g/t Ag, 1.3 % Cu & 9.75 % Zn in outcrop sample 15149
•	3.75 g/t Au, 8 g/t Ag, 0.84 % Cu & 4.07 % Zn in outcrop sample 15151

Further gold results from La Carlota

Highlights:

1.	Multiple intersections of broad mineralization identified in costean samples up to 34m @ 3.29 g/t Au, 39.17 g/t Ag.

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

Best continuous costean sample results include:

•	34m @ 3.29 g/t Au, 39.17 g/t Ag from costean KSTC 30, including 8m @ 6.39 g/t Au & 57.24 g/t Ag 6m @ 4.86 g/t Au &84.83 g/t Ag
•	21m @ 2.17 g/t Au, 4.34 Ag from costean KSTC37, including 4m @ 5.11 g/t Au, 2.95 g/t Ag
•	7m @ 3.04 g/t Au, 2.54g/t Ag from costean KSTC 25
•	11m @ 2.45 g/t Au, 8.92 g/t Ag from costean KSTC 42, including 3m @ 7.8 g/t Au, 23.37 g/t Ag
•	12m @ 2.75 g/t Au, 4.8 g/t Ag from costean KSTC 42, including 3m @ 7.53 g/t Au, 12.73 g/t Ag
•	7m @ 2.17 g/t Au, 18.72 g/t Ag from costean KSTC 36
•	7m @ 2.43 g/t Au, 0.67 g/t Ag from costean KSTC 38

Additional bonanza high-grade veins existed within the broader zones and include:

•	1m @ 70 g/t Au, 22.5 g/t Ag from costean KSTC 33
•	1m @ 54 g/t Au, 66.1 g/t Ag from costean KSTC 29

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

The soil sampling, highlights are as follows:

•	3,5km soil anomaly co-incident with hard rock artisanal gold working
•	Four prospects defined, with three currently being explored
•	Granite-hosted quartz vein and stock work deposit
•	Visible gold identified in 25 holes
•	Artisanal workings define a 16km-long mineralised corridor

Table of Contents	11

•	Systematic soil and stream sampling over majority of license completed
•	IP resistivity / radiometric survey completed
•	12 trenches complete

Monarchy’s Main Product

Since our investment in New World in May 2013, Monarchy has put its exploration in La Carlota on hold. Through its investment in New World, the Company is extracting ore and continuing to assay its raw ore.

Exploration Facilities

In Mexico, the Company has plans to process its raw ore on site and is currently studying the feasibility and raising the funds to build a small flotation system.

Other Mineral Properties

We has not yet considered any other mineral properties until such time as we have at least raised additional funds to fully develop the Mexican claims.

Employees

As of February 6, 2014, our Company did not have any employees either part time or full time other than its director and officer.  Meanwhile, its investment New World has over 10 full time employees in Mexico at its three mine sites.

We are not a party to any employment contracts or collective bargaining agreements.   Mexico has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologist and mining consultants.  In addition, there is no lack of worker and consultants initially on a part time basis.

Competition

In Mexico and the Philippines, there are numerous mining and exploration companies, both big and small.   Every mining company is constantly seeking mineral properties of merit and most of them will have the funds to acquire and explore these properties.  Our Company does not have the funds at this time to compete with these mining companies and it might never have the funds to compete.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies.   Success will largely depend on our Company’s ability to attract talent from the mining industry in the Mexico and the Philippines.

Even though we have three small mines in Mexico there is no guarantee that we will be able to extract the gold and silver from our raw ore, without having sufficient funds to acquire the necessary facilities. Even though we have the rights to the La Carlota there is no guarantee we will be able to raise sufficient funds in the future to adequately explore the claim.   We might have to seek out a joint venture partner thereby losing percentage interest in La Carlota.   In the event we are unable to pay our proportional share of the exploration costs we might be forced to dilute our interest in La Carlota.

If we are successful in discovering an ore body we might not be able to find facilities to mill and smelt the ore at a reasonable rate and hence might not be able to commence commercial production.   At this time the Company does not have any contractual agreements with a refining company and there is the distinct possibility it might never have.  There is no assurance that the Company’s mineral expansion plans will ever be realized.

Risk Inherent in Mexico and La Carlota

Monarchy and its management are aware of the following risks:

Table of Contents	12

1.	The full extent of the known body of commercial ore located in the three Mexican Claims is not known. La Carlota does not contain a known body of commercial ore and, therefore, any program conducted on La Carlota would be exploratory search for ore.

2.	There is no certainty that any expenditures made in processing the raw ore to metal or concentrate will be able to do so commercially. Also there is no certainty exploration of La Carlota will result in the discovery of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

3.	Resource exploration and development is a speculative business in that our company might not be able to raise any funding subsequent to the raising of funds from our director.

4.	Failure to discover a mineral deposit at all is as bad as finding a mineral deposit which, though present, is insufficient in size or grade to return a profit from production. The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond Monarchy’s control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exploring of minerals, and environmental protection.

5.	Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. Our Company may be subject to liability for pollution, cave-ins or hazards against which it cannot insure or which it may not elect to ensure. The payment of such liabilities may have a material, adverse effect on our financial position.

6.	La Carlota has never been surveyed and, accordingly, the precise location of the boundaries of the property and ownership of mineral rights on specific tracts of land comprising the claim might be in doubt.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES.

The Securities and Exchange Commission (SEC) approved amendments to its rules on December 21, 2011 to implement the mine safety disclosure requirements contained in Section 1503 of the Dodd-Frank Act. Section 1503 requires SEC registrants that are operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions. Based on Item 104 of Regulation S-K the Company is able to report the following, for the time period covered by the report:

    no violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine Safety and Health Act of 1977 (Mine Safety Act) for which the operator received a citation from the Mine Safety and Health Administration (MSHA);
    no orders issued under Section 104(b) of the Mine Safety Act;
    no citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Safety Act;
    no flagrant violations under Section 110(b)(2) of the Mine Safety Act;
Table of Contents	13

    no imminent danger orders issued under Section 107(a) of the Mine Safety Act; and
    no proposed assessments (regardless of whether the assessment is being challenged or appealed) from the MSHA under the Mine Safety Act.

 PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted on the OTC under the symbol “MONK”.

HOLDERS OF OUR COMMON STOCK

As of February 13, 2013, there were 39 registered holders of record of our common stock.

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

Table of Contents	14

We are a start-up, pre-exploration mining stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have commenced mining through our investment in New World Metals SAPI. We have yet to undertake any exploration activity on our Philippine property, La Carlota. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of minerals found on La Carlota or from the sale of our investment in New World. That cash must be raised from other sources. Our only other source for cash at this time is investment by others in the Company. We must raise cash to implement our planned exploration program and stay in business.

Since most of business activity is related to our Investment in New World Metals SAPI and its three small active mines, our focus has been primarily to raise additional funds for further development of the Mexican properties. As of October 31, 2013, we had negative working capital of 762,825(2012 - $14,786).

Despite the commitment of our officer and director to advance us funds over the next twelve months, unless we raise additional funds, we will be faced with a working capital deficiency by no later than the end of the next twelve months. In order to maintain our 45% interest in New World Minerals SAPI, we must raise an additional $750,000 by the summer of 2014. Our future financial success will be dependent on the success of the mines in Mexico.

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Liquidity and Capital Resources

Our capital commitments for the next twelve months consist of expenses of general and administration and of raising additional funds for New World. :

Estimated expenses	Amount	Purpose
Accounting	$10,000	Preparation of various quarterly and year-end financial statements
Independent accountants	20,000	Review of various quarterly financial statements and examination of the year-end financial statements
Investment in New World	750,000	As per Angelo Ventura’s geological report – Phase II
Filing fees	350	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Office supplies, delivery and photocopy charges
Transfer agent’s fees	1,000	Annual fee and miscellaneous expenses
Estimated expenses	$782,350

We recognize that additional capital will be required during the next twelve months. Should we be unable to raise additional capital from other sources such as bank financing with guarantees from our directors or a private placement of our common shares from Treasury, our directors and officers are committed to advance Monarchy whatever funds are required to enable the Company to meet its cash needs over the coming year in addition to the amount indicated in the following sentence.   Our previous directors advanced the funds to complete Phase I of our exploration program in the amount of approximately $14,000 and an additional $20,000 for working capital purposes.   No written agreement has been entered into between the directors and the Company regarding the above noted amount of $40,326 and any future advances.  This advance of $40,326 is on a demand basis and bears no interest similar to any future advances.   The loan is not convertible into shares of our Company.   These funds were advanced to the Company prior to October 31, 2013.

Table of Contents	15

If we fail to raise the $750,000 for New World we may attempt to interest other companies to undertake additional work in the Mexican mines and/or work on La Carlota through joint venture arrangement or even the sale of part of La Carlota. Neither of these avenues has been pursued as of the date of this Form 10-K.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on June16, 2010 to October 31, 2013, of $5,567,725. We did not earn any revenues during the aforementioned period.

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

Products and Gold

New World has mined gold and silver raw ore in its three small Mexican Mines. In order to mill, float, smelt and refine this ore, we must invest in additional equipment. Until New World receives the necessary financing of $750,000 New World will be unable to either process its raw ore or to expand mining operations. No third party calculation of the gold in place at the three Mexican Claims have been made.

We do not have any gold as of yet on La Carlota since we have not done any exploration work to support a calculation as to the ounces of gold which might be on the claim.   To our knowledge we do not know, and may never know, if there is gold on the claim unless our future exploration work verifies this fact.   At the present time we do not have any products for sale.

Other Minerals

At the present time we are not aware of other minerals on La Carlota since no exploration has been done to date. We are aware of Gold and Silver in New World’s three mines

Table of Contents	16

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

Foreign Currency

Our Company will be conducting exploration activities in the Mexico and the Republic of the Philippines and will pay its expenses in Pesos and in PHP dollars.  Any currency fluctuation in an adverse way will increase the cost of our exploration program on La Carlota and our investment in New World.

Regulation of Mining Activity

Mining Laws

Government and environmental regulations exist in the Philippines and Mexico and our exploration and mining plans are subject to these various federal, state and local laws.  The rules are dynamic and are generally becoming more demanding.  Our plans aim to safeguard public and environmental health.  We are currently in compliance with all material mining, health, safety, and environmental statutes of the Mexico and the Republic of the Philippines.

Legislation

Changes to current federal, state and local laws in the jurisdiction in which we operate may require additional costs and financing.  These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

Our Planned Exploration Program

Mexico:

One of the Company’s goals since acquiring an interest in our Mexican mining projects is to build our own processing facility. In 2013 we placed a deposit on a 100 ton per day processing facility. The Company is looking at completing this acquisition and setting it up through 2014 to enable the company to begin processing its own ore.

There is currently 9,000 tons of stockpiled ore at its three Mexican mine locations. The Company is seeking to increase its production over the course of the coming year so as to have an ample supply for when the Company is in a position to begin processing ore. We are currently producing at all three mines at a total combined rate of 90 tons per day. The Company believes we can significantly increase this rate of production in 2014.

Over the next twelve months on the three Mexican mining claims our obligation is $750,000.  This estimated figure represents the cost to our Company of financing the purchase and installation of the processing plant, continuing to finance the stockpiling of ore, and if required finance the cost of obtaining 43-101 mining reports on the properties, as well as to cover our ongoing overhead and expenses related to this project.

Table of Contents	17

Philippines:

We have yet to determine whether we will be conducting exploration activities on La Carlota in 2014 to determine what amounts of minerals exist on the claim and if they can be viable extracted in commercial quantities and subsequently sold.   For the time being, our exploration activities are designed to efficiently explore and evaluate our interests in our three Mexican claims.

When we choose to do further exploration on the La Carlota claim our estimated exploration costs will be $27,237. This estimated figure represents the cost to our Company of doing the exploration work on Phase II.

Results of Operations – October 31, 2013 compared to October 31, 2012.

	October 31, 2013	October 31, 2012	Description
Accounting and audit	$13,160	$9,860	Increase is related to an increase in audit and accounting fees.
Filing fees	23,320	2,0553	Increase due acquisition of New World
Legal	44,975	—	Increase due to acquisition of New World
Office	216	599	na
Transfer agent’s fees	—	1,698	na
Director Fees	107,250		Issuance of 1 million shares at $0.285 to new president and sole director
Impairment loss on receivable		60,000	Due to no projected cash flows from New World, the Company recorded this impairment loss.
Impairment loss on investment	4,959,833		Due to no projected cash flows from New World, the Company recorded this impairment loss.
Consulting	64,925		Consulting fees for working with New World
Total Operating Expenses	$5,273,679	$14,212

Other Expenses

	October 31, 2013
Loss on Equity Method Investment	65, 167	This is the share of the Company’s losses incurred in New World since time of acquisition
Interest Expense	184,093	Included in Interest Expense is the amount of $175,000 which is the amortized discount related to the convertible notes. The balance of $9,093 is interest incurred on the promissory notes to October 31, 2013

Balance Sheet as of October 31, 2013

Total cash as of October 31, 2013, was $99,970 ($21,083 – 2012).

We also have prepaid expenses of $180,500 which is comprised mostly of the prepaid director fees paid to the President on his contract.

Liabilities have grown to $1,043,295 from $40,619. Convertible promissory notes of $175,000 and a Note Payable of $750,000 represent the majority of the liabilities. The Note Payable was converted to 20,000,000 shares of common stock during January 2014.

Table of Contents	18

The Company currently has a working capital deficit of $762,825 (2012 - $14,786)

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

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a materially impact on its financial statements.

Table of Contents	19

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2013 have been audited by our independent accountants, Sadler Gibb & Associates, LLC,

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
Table of Contents	20

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of October 31, 2013, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of October 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

Table of Contents	21

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

Our officers and directors and their respective ages and positions as of October 31, 2013 were as follows:

Name and address	Age	Position(s)
Jose Perez (1) Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico	39	Chief Executive Officer, President and Director

Guilfred Colcol Casimiro (1) 243 C Teresa Street Mesa, Manila, Philippines	43	Chief Executive Officer, President and Director Resigned June 27, 2013

Marc Andrew Mercado (1) 1978 – 8 F, Malate Manila, Philippines	30	Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director Resigned June 27, 2013

(1)	Member of the audit committee

Jose Perez was appointed to the Board of Directors on August 23, 2013 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer, President, and Chief Financial Officer.

Steven Staehr was appointed to the Board of Directors on June 27, 2013 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer and President. Mr. Staehr resigned on August 23, 2013.

Guilfred Colcol Casimiro was appointed to the Board of Directors on June 10, 2010 and on the same day by a Resolution of the Board of Directors was appointed as Chief Executive Officer and President. Mr. Casimiro resigned on June 27, 2013.

Marc Andrew Mercado was appointed to the Board of Directors on June 10, 2010 and on the same day by a Resolution of the Board of Directors was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer. Mr. Mercado resigned on June 27, 2013.

A description of the work experience of our directors and officers is as follows.

Jose Perez

Jose Perez aged 39, over the last several years has consulted to various reporting and non-reporting companies in the mining, oil & gas, technology and energy efficiency sectors. Providing guidance on corporate finance, business development, marketing and investor outreach programs. Mr. Perez has a Bachelor of Commerce Degree from

Table of Contents	22

McGill University, where he specialized in Finance and International Business. He is currently consulting to a number of Mexican based operations. Mr. Perez is fluent in English, French and Spanish

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are one person, Jose Perez.

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

Table of Contents	23

Our audit committee is comprised of Jose Perez, our President and Chairman of the Audit Committee, who is not independent. Jose Perez can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Jose Perez, Chairman of the Audit Committee, is considering engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the Committee meets to review the Company’s financial statements.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jose Perez CEO, President, CFO and Sec-Treas	None	None	None
Guilfred Colcol Casimiro CEO and President	None	None	None
Mark Andrew Mercado CFO and Secretary Treasurer	One	One	None

 ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

We paid Jose Perez $1,000 and 1,000,000 shares as compensation to for the year ended October 31, 2013.

Table of Contents	24

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	Jose Perez	1,000,000 (Direct)	1.5%

Common Stock	All Directors and Officers as a Group (1 people)	1,000,000 (Direct)	1.5%

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2013.  As of October 31, 2013, there were, 46,140,000 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K the Company had 39 of shareholders including the officers and directors.  The number of shares held by the officers and directors are xx common shares.

Table of Contents	25

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

Monarchy’s symbol for the OTCBB is MONK.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Monarchy. The number of shares presently subject to Rule 144 is 39,140,000 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares.  There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Monarchy.

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

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Monarchy’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)	It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

Table of Contents	26

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

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 66,140,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; pre-emptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

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

Employment Agreements

Table of Contents	27

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

Transfer Agent

We have engaged the service of Pacific Stock Transfer, located in Las Vegas, Nevada, to act as transfer and registrar.

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

1.	Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows::
a.	One percent of the number of shares of our Company's common stock then outstanding, which the case of our current directors and officers, will equal approximately 50,000 shares as of the date of this Form 10-K; or
b.	The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.
2.	Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144, unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.
Table of Contents	28

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

CORPORATE GOVERNANCE

Director Independence

Josez Perez is not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Jose Perez who is not independent.  Further, Jose Perez can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

Table of Contents	29

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

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Jose Perez is our executive officers and directors, we have determined that Jose Perez is not an independent director as defined under NASDAQ Rule 4200(a)(15).

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

	Year Ended October 31, 2013	Year Ended October 31, 2012
Audit Fees	$19,950	$6,400
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$19,950	$6,400

Table of Contents	30

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended. (1)
10.1	Assignment Agreement dated June 10, 2010 between Rodelio Mining Ltd. and Monarchy Resources, Inc. (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

(*)

Filed herein

Table of Contents	31

FINANCIAL STATEMENTS SCHEDULES

1.	Report of Sadler, Gibb & Associates, LLC.

2.	Balance Sheets as at October 31, 2013 and 2012;

3.	Statements of Operations for the years ended October 31, 2013 and 2012, and for the period from June 16, 2010 (date of inception) to October 31, 2013;

4.	Statement of Stockholders’ Deficiency for the period from June 16, 2010 (date of inception) October 31,2013;

5.	Statements of Cash Flows for the years ended October 31, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to October 31, 2013

6.	Notes to Financial Statements.

Table of Contents	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Monarchy Resources, Inc.

We have audited the accompanying balance sheets of Monarchy Resources, Inc. (the Company) as of October 31, 2013 and 2012 and the related statements of operations, stockholders’ (deficit) and cash flows for the years then ended and for the cumulative period from June 6, 2010 (date of inception) through October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Monarchy Resources, Inc. as of October 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from June 6, 2010 (date of inception) through October 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the Company will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 13, 2014

Table of Contents	33

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

BALANCE SHEETS

October 31, 2013
	October 31, 2013	October 31, 2012
ASSETS
CURRENT ASSETS
Cash	$99,970	$21,083
Prepaid expense	180,500	4,750

Total Current Assets	280,470	25,833

TOTAL ASSETS	$280,470	$25,833

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$77,969	$5,916
Advances from related parties	40,326	34,703
Convertible notes payable	175,000	—
Notes payable	750,000	—

Total current liabilities	1,043,295	40,619

TOTAL LIABILITIES	1,043,295	40,619

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
46,140,000 shares issued and outstanding as at October 31, 2013 (30,000,000 as at October 31, 2012)	46,140	30,000
Additional paid in capital	4,758,760	—
Deficit accumulated during the pre-exploration stage	(5,567,725)	(44,786)

Total Stockholders’ Deficiency	(762,825)	(14,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$280,470	$25,833

The accompanying notes are an integral part of these financial statements.

Table of Contents	34

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended October 31, 2013	Year ended October 31, 2012	From June 16, 2010 (date of inception) to October 31, 2013
REVENUE	$—	$—	$—

EXPENSES
Exploration costs	—	—	14,000
Impairment loss on mineral claim acquisition	—	—	5,000
Impairment loss on receivable	60,000	—	60,000
Impairment loss on investment	4,959,833	—	4,959,833
General and administrative	253,846	14,212	279,632

TOTAL OPERATING EXPENSES	(5,273,679)	(14,212)	(5,318,465)

OTHER INCOME (EXPENSE):
Loss on Equity Method Investment	(65,167)	—	(65,167)
Interest Expense	(184,093)	—	(184,093)
TOTAL OTHER INCOME (EXPENSE)	(249,260)	(249,260)

NET LOSS	$(5,522,939)	$(14,212)	$(5,567,725)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.15	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	36,445,123	30,000,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	35

MONARCHY RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT For the period June 16, 2010 (date of inception) to October 31, 2013

	Common Stock
	Number	Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance June 10, 2010	—	$—	$—	$—	$—
Issuance of common shares for cash	30,000,000	30,000	—	—	30,000
Net Loss for period ended October 31, 2010	—	—	—	(6,014)	(6,014)
Balance as of October 31, 2010	30,000,000	30,000	—	(6,014)	23,986
Net loss for the year ended October 31, 2011	—	—	—	(24,560)	(24,560)
Balance as of October 31, 2011	30,000,000	30,000	—	(30,574)	(574)
Net loss for the year ended October 31, 2012	—	—	—	(14,212)	(14,212)
Balance as of October 31, 2012	30,000,000	30,000	—	(44,786)	(14,786)
Issuance of common shares for cash	140,000	140	39,760	—	39,900
Issuance of common shares for investment	15,000,000	15,000	4,260,000	—	4,275,000
Issuance of common shares for services	1,000,000	1,000	284,000	285,000
Beneficial conversion features from convertible debt	175,000	175,000
Net loss for the year ended October 31, 2013	—	—	—	(5,522,939)	(5,522,939)
Balance as of October 31, 2013	46,140,000	$46,140	$4,758,760	$(5,567,725)	$(762,825)

The accompanying notes are an integral part of these financial statements.

Table of Contents	36

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended October 31, 2013 and 2012 and for the period June 16, 2010 (date of inception) to October 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	From June 16, 2010 (date of inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,522,939)	$(14,212)	$(5,567,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	65,167	—	65,167
Expenses paid by third party	15,000	—	15,000
Debt discount amortization	175,000	175,000
Impairment loss on mineral claim	—	—	5,000
Impairment loss on investment	4,959,833	4,959,333
Impairment loss on advance receivable	60,000	—	60,000
Changes in operating assets and liabilities:
Prepaid expense	109,250	(4,750)	(1,750)
Advance receivable	(60,000)	—	1,757
Accounts payable and accrued expenses	72,053	3,564	68,876
Net cash used in operating activities	(126,636)	(15,398)	(165,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	—	—	(5,000)
Net cash used in investing activities	—	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	39,900	69,900
Advances from related parties	20,623	20,395	55,326
Proceeds from promissory notes	160,000	—	160,000
Payments to related parties	(15,000)	—	(15,000)
Net cash provided by financing activities	205,523	20,395	270,226

Net (decrease) increase in cash	78,887	4,998	$99,970

Cash at beginning of period	21,083	16,086	—

CASH AT END OF PERIOD	$99,970	$21,084	$99,970

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for investment	$750,000	$750,000
Common stock issued for prepaid expense	$285,000	$285,000
Common stock issued for investment	$4,275,000	$4,275,000

The accompanying notes are an integral part of these financial statements

Table of Contents	37

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2013 and 2012, the Company had 17,500,000 (from convertible debt) and 0 potential common shares.

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

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2010	$6,014	2030	$2,045	$(2,045)	—
2011	24,560	2031	8,350	(8,350)	—
2012	14,212	2032	4,832	(4,832)	—
2013	503,106	2033	171,056	(171,056)	—
	$547,892		$1,486,283	$(1,486,283)	$—

Table of Contents	38

The total valuation allowance as of October 31, 2013 was $186,283, which increased by $171,056 for the year ended October 31, 2013. The NOL for the year ended October 31, 2013 ($503,106) equals the net loss for the year ($5,522,939) less permanent differences related to the impairment losses on the New World investment ($4,959,833) and the loan receivable ($60,000).

As of October 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended October 31, 2013, and 2012 and no interest or penalties have been accrued as of October 31, 2013 and 2012. As of October 30, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings. As of October 31, 2013 and 2012, the Company recorded impairment losses on the New World investment of $4,959,833 and $0, respectively.

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

Table of Contents	39

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

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 10,000,000 shares of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 5,000,000 shares and agreeing to pay $750,000 to three separate owners of New World. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method. The Company’s share of the losses of New World for the period ended October 31, 2013 was $65,167.

Table of Contents	40

5.	IMPAIRMENT LOSSES

On October 31, 2013, the Company assessed its investment in New World and the related loan receivable it had with New World. As the Company could not project any future cash flows from New World, it determined the investment and loan receivable were impaired. Therefore, the Company recorded an impairment loss on the investment of $4,959,833 and an impairment loss on the loan receivable of $60,000.

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended October 31, 2013, related parties made advances of $20,623 to the Company, and received payments from the Company of $15,000.

The two previous Directors have acquired 12.5% of the common stock issued and have made advances to the Company of $40,326, as of October 31, 2013. The advances are non-interest bearing, unsecured and payable on demand.

On August 23, 2013, the Company recorded prepaid expense of $286,000 for 1,000,000 shares issued to its President (valued at $.285 per share), and the payment of $1,000 in cash, for a six month service contract. $107,250 of this amount was amortized to general and administrative expense for the year ended October 31, 2013.

7.	CAPITAL STOCK

On July 24, 2010, Company completed a private placement consisting of 30,000,000 common shares at $0.001 per share sold to directors and officers for a total consideration of $30,000.

Under an effective registration statement, the directors and officers sold 25,000,000 common shares to other investors in May 2012.

On June 19, 2013 the Company issued 10,000,000 shares and on July 4, 2013, the Company issued 5,000,000 shares to acquire 45% of the issued and outstanding shares of New World (see Note 4).

On August 23, 2013, the Company recorded prepaid expense of $286,000 for 1,000,000 shares issued to its President (valued at $.285 per share), and the payment of $1,000 in cash, for a six month service contract. $107,250 of this amount was amortized to general and administrative expense for the year ended October 31, 2013.

On October 24, 2013, the Company issued 140,000 shares for cash of $39,900.
8.	PROMISSORY NOTES

The Company has entered into three promissory notes during the year ended October 31, 2013:

Date of Promissory Note	Amount of Promissory Note	Term of Promissory Note	Interest Rate of Promissory Note	Conversion Rate
July 4, 2013	$750,000	July 31, 2014	3%	N/A
August 1, 2013	$75,000	Demand	5%	$0.01
September 1, 2013	$100,000	Demand	5%	$0.01
	$175,000

Table of Contents	41

The Company assessed the conversion options and determined the August 1 and September 1 promissory notes had benficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $175,000. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of October 31, 2013.

If converted into common shares, the amount of shares to be issued would be 17,500,000 common shares. The amount of accrued interest payable of these notes was $9,093 as of October 31, 2013.
9.	GOING CONCERN

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

10.	SUBSEQUENT EVENTS

On January 15, 2014, the Company issued 20,000,000 shares in satisfaction of the $750,000 promissory note with New World.

On November 20, 2013 the Company received $50,000 under a promissory note agreement.

Table of Contents	42

ITEM 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCHY RESOURCES, INC.

(Registrant)

By:   JOSE PEREZ

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   JOSE PEREZ

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: February 13, 2013

Table of Contents	43