Form 10-K/A
period 2013-10-31
Monarchy Resources, Inc.
filed 2014-03-10
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,051,200 as of January 29, 2014, at a price of $0.08 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 12, 2014, the Registrant had 66,140,000 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2013, filed with the Securities and Exchange Commission on February 14, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K, Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCHY RESOURCES, INC.

(Registrant)

By:   JOSE PEREZ

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:   JOSE PEREZ

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: March 7, 2014