Form 10-Q
period 2014-01-31
Monarchy Resources, Inc.
filed 2014-03-25
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

702-720-1003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 24, 2013: 66,140,000 common shares

Table of Contents	1

Table of Contents	2

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Monarchy Resources, Inc. (Pre-exploration stage company) at January 31, 2014 (with comparative figures as at October 31, 2013 as re-stated) and the statement of operations for the three months ended January 31, 2014 and 2012 and for the period from June 16, 2010 (date of inception) to January 31, 2014 and the statement of cash flows for the three months ended January 31, 2014 and 2013 and for the period from June 16, 2010 (date of inception) to January 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending October 31, 2014.

Table of Contents	3

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	January 31, 2014	October 31, 2013
	(Unaudited)	(Unaudited and Restated)
ASSETS

CURRENT ASSETS

Cash	$50,681	$99,970
Prepaid expense	36,750	180,500

Total Current Assets	87,431	280,470

TOTAL ASSETS	$87,431	$280,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable (including related party amounts of $5,000 and $0, respectively)	$156,468	$79,613
Advances from related parties	40,326	40,326
Promissory notes payable	50,000	50,000
Convertible promissory notes payable	300,000	175,000
Notes Payable	—	750,000

Total current liabilities	546,794	1,094,939

TOTAL LIABILITIES	546,794	1,094,939

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
66,140,000 shares issued and outstanding as at January 31, 2014 (46,140,000 as at October 31, 2013)	66,140	46,140
Additional Paid in Capital	5,959,760	4,758,760
Deficit accumulated during the pre-exploration stage	(6,485,263)	(5,619,369)

Total Stockholders’ Deficiency	(459,363)	(814,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$87,431	$280,470

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents	4

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013	From June 16, 2010 (date of inception) to January 31, 2014

REVENUES	$—	$—	$—

EXPENSES

Exploration costs	—	—	14,000
Impairment loss on mineral claim	—	—	5,000
Impairment loss on receivable	—	—	60,000
Impairment loss on investment	136,990		5,146,823
General and administrative	246,939	5,261	526,571

TOTAL OPERATING EXPENSES	383,929	5,261	5,752,394

OTHER EXPENSE (INCOME)
Loss on debt extinguishment	346,000	—	346,000
Loss on equity method investment	—	—	65,167
Interest expense	135,965	—	321,702

TOTAL OTHER EXPENSE (INCOME)	481,965	—	732,869

NET LOSS FROM OPERATIONS	$(865,894)	$(5,261)	$(6,485,263)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.02)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	49,400,870	30,000,000

The accompanying notes are an integral part of these condensed financial statements.

Table of Contents	5

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013	From June 16, 2010 (date of inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(865,894)	$(5,261)	$(6,485,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	—	—	5,000
Expenses paid by a third party	—	—	15,000
Loss on equity method investment	—	—	65,167
Loss on debt extinguishment	346,000		346,000
Impairment loss on investment	136,990	—	5,146,823
Impairment loss on advance receivable	—	—	60,000
Debt discount amortization	125,000	—	300,000
Changes in operating assets and liabilities:
Advance receivable	—	—	(60,000)
Prepaid expense	143,750	750	248,250
Changes in accounts payable and accrued expenses	76,855	1,120	156,468

Net cash used in operating activities	(37,299)	(3,391)	(202,555)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in New World Metals	(61,990)	—	(61,990)
Acquisition of mineral claim	—	—	(5,000)
Net cash used in investing activities	(61,990)	—	(66,990)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	—	—	55,326
Payments to related parties	—	—	(15,000)
Proceeds from Promissory Notes	50,000	91	250,000
Stock issued for cash	—	—	69,900

Net cash provided by financing activities	50,000	91	320,226

Net (decrease) increase in cash	(49,289)	(3,300)	50,681

Cash at beginning of period	99,970	21,083	—

CASH AT END OF PERIOD	$50,681	$17,783	$50,681

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for investment	75,000	—	825,000
Common stock issued for prepaid expense	—	—	285,000
Common stock issued for investment	—	—	4,275,000
Common stock issued to extinguish debt	750,000	—	1,096,000

The accompanying notes are an integral part of these condensed financial statements

Table of Contents	6

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2014

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

The interim financial statements for the three months ended January 31, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2013, as filed with the SEC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of January 31, 2014 and 2013, there were 30,000,000 (from convertible debt) and 0 potential common shares.

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

Table of Contents	7

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

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings. As of January 31, 2014 and 2013, the Company recorded impairment losses on the New World investment of $186,990 and $0, respectively.

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Table of Contents	8

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

4. INVESTMENT IN NEW WORLD MINERALS S.A. de C.V.

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

On January 15, 2014, New World agreed to convert the $750,000 commitment to 20,000,000 shares of the Company, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

Table of Contents	9

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two previous Directors have acquired 12.5% of the common stock issued and have made advances to the Company of $40,326, as of January 31, 2014. The advances are non-interest bearing, unsecured and payable on demand.

6. PROMISSORY NOTES PAYABLE

The Company has entered into the following promissory note agreements:

Promissory Note	Rate	Date of Agreement	Repayment terms	Amount
Affiliated debt holder 1 Cash received	5%	August 1, 2003	Demand – convertible at a price of $0.01 per share	$ 75,000
Non-Affiliated debt holder 1 Cash received	5%	September 1, 2013	Demand – convertible at a price of $0.01 per share	$ 100,000
Non-Affiliated debt holder 1 Cash received	5%	January 15, 2014	Demand – convertible at a price of $0.01 per share	$ 50,000
Non-Affiliated debt holder 2 Assumption of debt*	12%	July 23, 2013	Feb 14/14 - $15,000 Mar 15/14 – $15,000 Apr 15/14 - $15,000 May 15/14 – $11,000	$ 50,000
Non-Affiliated debt holder 3 Assumption of debt	5%	November 23, 2013	Demand – convertible at a price of $0.01 per share	$ 75,000
			TOTAL	$ 350,000

* The payments due February 14 and March 15, 2014, on the Non-Affiliated debt Holder 2 promissory note, have been made. The settlement price of $56,000 includes interest and origination fee.

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

On October 24, 2013, the Company issued 140,000 shares for cash of $39,900.

On January 15, 2014, the Company issued 20,000,000 to settle the $750,000 Note Payable to New World (see Note 4).

8. COMMITMENTS

The Company has entered into an agreement with its president to pay him $5,000 per month commencing January 2014. The Company has entered into an agreement with an advisor to board to pay him $1,500 per month for three months commencing February 2014.

Table of Contents	10

9. RESTATEMENT

The Company has restated the financial statements for the year ended October 31, 2013, to account for a promissory note that was executed in the prior year, but not recorded. The effect on the financial statement line items is as follows:

a. Promissory Notes have increased $50,000 to reflect the Diamondback Eden settlement dated July 23, 2013 (see Note 6 above).

b. Deficit as at October 31, 2013 has increased from $5,567,725 to $5,619,369 to reflect the $50,000 increase in the Impairment Loss on Mineral Claim, plus an increase in accrued interest and interest expense of $1,644.

10. GOING CONCERN

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

Table of Contents	11

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

Our offices are located at Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880, Hidalgo del Parral, Chihuahua, Mexico and can be reached at 702-720-1003.

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

From our inception June 16, 2010 through January 31, 2014, we raised $69,900 in capital as follows: (1) in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors, and (2) by issuing 140,000 shares in exchange for $39,900. Subsequent to January 31, 2014, we have raised no further funds other than the advances from our directors mentioned above.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 10,000,000 shares of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua

Table of Contents	12

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

On January 15, 2014, New World agreed to convert the $750,000 commitment to 20,000,000 shares of the Company, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

We have no full-time employees other than our management who devote time to our operations. For example, our President, Jose Perez spends approximately 35 hours each month. As our Company develops he will both devote more time to our operations. As our Company develops, he will both devote more time to our operations.

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

We do not have any ore body and have not generated any revenues from our operations. We have placed our proposed exploration program on hold in order to concentrate fully on participating in the development of the three mineral properties held by New World Metals.

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

Table of Contents	13

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

Balance Sheet as of January 31, 2014

Total cash as of January 31, 2014 was $50,681

Our working capital was derived solely from capital stock and promissory notes. In addition, the previous directors have made advances to the Company of $40,326. No revenue was generated during these periods.

Total stockholders’ deficiency as of January 31, 2014, was $459,363. Our issued and outstanding shares as of January 31, 2014, were 66,140,000 common shares.

The three months ended January 31, 2014 compared to the three months ended January 31, 2013.

We incurred accumulated net losses since inception of $6,485,263. An analysis of the changes in expenses for the three months ended January 31, 2014 compared to January 31, 2013 is as follows:

MONARCHY RESOURCES, INC.
	31-Jan-14	31-Jan-13	Difference	Explanation
Impairment loss on Investment	$136,990	—	$136,990
Loss on Debt Extinguishment	346,000.00	—	346,000.00	Debt is convertible at par value. The loss reflects benefit to debt holder of the conversion.
Postage and delivery	3,711.44	91.47	3,619.97	Private placement costs
Printing and reproduction	3,200.00	—	3,200.00	Private placement costs
Bank Charges	244.00	—	244.00
Director Fees	142,999.71	—	142,999.71	Shares paid to Director
Management fees	5,000.00	—	5,000.00	Fees paid to President
Rent	1,500.00	—	1,500.00
Audit and Accounting	15,000.00	4,420.00	10,580.00
Consulting Fees	42,134.00	—	42,134.00	$35,000 paid to Consultants
Impairment on Receivable	—	—	—
Filing fees	4,500.00	750.00	3,750.00	Increased filing requirements
Legal	18,650.00	—	18,650.00	Increased activity with loans and promissory notes
Travel	10,000.00	—	10,000.00	Travel to Mexico
Interest Expense	135,965.00	—	135,965.00	Implied interest of convertible debt at par value
Total	$865,894.15	$5,261.47	$860,632.68

Table of Contents	14

REQUIREMENTS FOR CASH OVER THE NEXT TWELVE MONTHS

As of January 31, 2014, we had cash of $50,681, prepaid expenses of $36,750, accounts payable and accrued expenses of $156,468, promissory notes of $350,000 and advances from related parties of $40,326, representing a working capital deficit of $459,363. Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$30,000
Edgarizing and XBRL filings	(ii)	5,000
Development costs – New World Metals	(iii)	750,000
Miscellaneous	(iv)	100,000
Promissory notes	(v)	350,000
Accounts payable and accrued expenses	(vi)	156,468
		1,391,468
Less: cash on hand as at January 31, 2014		50,681
Estimate of additional cash requirements over the next twelve months		$1,340,787

(i) Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q

(ii) Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii) Development Costs - Mexico

We must invest $750,000 into the project over the next twelve months.

(iv) Miscellaneous

We must have a minimum of $100,000 to pay for consultants, offices, travel and other related items.

(v) Promissory Notes

The notes are to third parties and on demand.

(vi). Accounts payable – unrelated parties

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

Table of Contents	15

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2014(the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Table of Contents	16

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Table of Contents	17

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have no operating history and thus no way for you to measure progress or potential future success. Success has yet to be proved. Currently, there are no operations in place to produce revenue. We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage. As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, we have accumulated losses of $6,485,263. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Table of Contents	18

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

Table of Contents	19

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2013 except that on January 15, 2014, we issued 20,000,000 shares to satisfy a debt of $750,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

Table of Contents	20

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011 Registration No. 333-172825)

3(i)	Articles of Incorporation (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011, Registration No.333-172825)

3(ii)	By-laws (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011, Registration No. 333-172825)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011 Registration No. 333-172825)

10.2	Share Exchange Agreement dated May 14, 2013 (incorporated by reference to the Form 8 filed on May 14, 2013.

10.3	Share Exchange Agreement dated July 9, 2013 (incorporated by reference to the Form 8 filed on July 9, 2013)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101 INS XBRL Instant Document (*)

101 SCH XBRL Taxonomy Extension Schema Document (*)

101 CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(*) Filed herewith

Table of Contents	21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY RESOURCES, INC.
(Registrant)

Date: March 25, 2014	// “Jose Perez”
JOSE PEREZ Chief Executive Officer, President and Director

Table of Contents	22