Form 10-K/A
period 2013-10-31
Monarchy Resources, Inc.
filed 2014-06-06
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment no. 1

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

MONARCHY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2013

Contents
PART I	3
ITEM 1. BUSINESS OVERVIEW	3
ITEM 1A. RISK FACTORS.	3
ITEM 2.	3
PROPERTIES.	3
Peneto Mine	3
ITEM 3.	3
LEGAL PROCEEDINGS.	3
ITEM 4.	3
MINE SAFETY DISCLOSURES.	3
PART II	3
ITEM 5.	3
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	3
ITEM 7.	3
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.	3
ITEM 8.	3
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	3
ITEM 9.	3
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	3
ITEM 9A.	3
CONTROLS AND PROCEDURES.	3
ITEM 9B.	3
OTHER INFORMATION.	3
PART III	3
ITEM 10.	3
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	3
ITEM 11.	3
EXECUTIVE COMPENSATION.	3
ITEM 12.	3
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	3
ITEM 14.	3
ITEM 15.	3
EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	3
ITEM 16.	3
SIGNATURES	3

Table of Contents	-1-

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

Table of Contents	-2-

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

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Minerals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, On September 9, 2013, the Company issued 10,000,000 shares of the Company at a deemed value of $1.00 per share to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto.

Table of Contents	-3-

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17% to 45% by issuing 5,000,000 shares at $1.00 per share and investing $750,000 in New World. The 5,000,000 shares were issued on May 9, 2013. The $750,000 will be invested in New World over the next year.

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

We have one director and one executive officer who makes all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  Non-compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

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

Table of Contents	-4-

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.   There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Table of Contents	-5-

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

We have put our mineral projects into production without first establishing mineral reserves supported by a technical report or feasibility study.

We have placed our Mexican mineral projects into production without first establishing mineral reserves supported by a technical report and completing a feasibility study. Historically, such projects have a much higher risk of economic or technical failure. We have not based our production decision on a pre-feasibility or feasibility study of mineral reserves, which demonstrate our economic and technical viability. As a result, there is increased uncertainty, with specific economic and technical failure associated with this decision.

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

Table of Contents	-6-

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

ITEM 2.

PROPERTIES.

1.	Mexico:
Table of Contents	-7-

In Mexico, we have a 45% interest in New World Metals SAPI (“New World”) which directly owns three working mines; Morelos, La Luna, and Peneto located in Chihuahua, Mexico. The Company is a 45% shareholder in New World. All three interests are lode mining concessions granted by the State, with the right to explore and exploit. The expiration dates for all titles expire in 2052. The three concessions have been all obtained through the State Ministry of Mines. New World Metals has both the surface and mineral rights to the property. The Concessions are without known proven (measured) or probable (indicated) reserves, as defined under SEC Industry Guide 7, and the exploration program is exploratory in nature.

Authorization and Permits

The transfer of concessions in Mexico must be registered under Mexican law.  We have been advised that the transfer of the concessions to New World Metals has been registered with the appropriate Mexican authorities. Under Mexican law, a mining concession gives the holder both exploration and exploitation rights for any minerals found in the property.  To maintain the concession, the holder must pay appropriate taxes, perform assessment work, comply with environmental laws, and file a production report each year with the appropriate authorities.  Foreign individuals and companies wanting to hold concessions must do so through ownership in a Mexican corporation or through a joint venture and they may not hold mining concessions directly.  Because of those requirements, we rely on New World Metals, persons associated with New World Metals, and its employees and consultants in Mexico, to perform all acts necessary to comply with the legal requirements necessary to maintain the concessions.

The Company has been advised that consultants working with New World Metals have obtained all of the approvals required for exploration rights under the concessions.

Mineralization

The mineralization is believed to be a low sulphadation epithermal deposit in quartz and calcite vein structures. The gold and silver on the properties is found in these veins and the host rock is shale.

Morelos Mine:

We hold an indirect 45% interest in this mine through our investment in New World. New World owns a direct interest in this mine. In 2013, major repairs and upgrades have been carried out to the mining structure at the Morelos Mine. Current assays at this new level show 1 gram of Gold and 200 grams of Silver per ton. The Morelos mine is 21 hectares and has gold and silver as its main minerals with assays averaging 2 grams of gold and 600 grams of silver per ton. Currently there is a stockpile of 6,000 tons of ore ready to process. Production is currently 30 tons per day.

Additional Mine details:

Name of Property	Morelos, Title number: T172230
Location and access	7.4 km southeast of Inde, Durango; Mexico, 2 hour drive from Parral, accessible by highway and 6 km of well-traveled dirt road
Description / History	This mine was in full production in the 1950′s. During the 1970′s it produced high grade mineral (15 kgs. of Silver)
Acreage	21 Hectares
Minerals Types	Gold & Silver
Table of Contents	-8-

Stock Pile Size	6,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Gr Silver 2 Gr Gold per ton
Bulk Sampling rate	40 Tons per day.
Source of power and water	Diesel generator, power line approx. 100m from property, water pumped out of mine and stored on site

La Luna Mine

We hold an indirect 45% interest in this mine through our investment in New World. New World owns a direct interest in this mine. In 2013 the La Luna Mine has been pumped free of water to the lower levels, and the shaft has been lowered an additional 7 meters. Most recent assays at these levels show 1.5 grams of Gold and 600 grams of Silver. The La Luna mine is 30 hectares and has gold and silver as its main minerals with assays averaging 2.5 grams of gold and 600 grams of silver per ton. Currently there is a stockpile of 3000 tons of ore ready to process. Production is currently 25 tons per day.

Additional Mine details:

Name of Property	La Luna, Title number: T217204
Location and access	Matamoros, Chihuahua, 42 km south of Parral, 24 km of highway, and 18 km of well-traveled dirt road.
Description / History	This mine was in operation in the 1970′s, but only the north zone was mined and only to the third level.
Acreage	30 hectares
Minerals Types	Gold and Silver
Stock Pile Size	3,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Grams Silver; 2.5 Grams Gold. The main vein shows 13 kilos Silver and 25 Grams Gold
Bulk Sampling rate	30 Tons per day

Source of power, water Access to electrical grid power on site, water pumped out of mine and stored on site

Peneto Mine

We hold an indirect 45% interest in this mine through our investment in New World. New World owns a direct interest in this mine. The Peneto mine has gold and silver as its main minerals with assays averaging 11 grams of gold and 170 grams of silver per ton. Currently there is a stockpile of 500 tons of ore ready to process. Production

Table of Contents	-9-

currently at 15tons per day.. In 2013, at the Peneto Mine, the shaft was deepened an additional 8 meters, and assays have been ordered on these recent samples.

Additional Mine details:

Name of Property	Peneto, Title number: T194641
Location and access	Santa Barbara, Chihuahua, access by 6km of well-traveled dirt road
Description / History	Mine in production since 1990, but only explored to the fourth level
Minerals Types	Gold & Silver
Stock Pile Size	500 Tons
Acreage Avg Assay Results	20 Hectares 11 Grams Gold, 170 Grams Silver
Bulk Sampling Rate	15 Tons per day

During the 6 months ended October 31, 2013, New World has spent $141,641 on exploration activities. Our share of this loss was $54,989 which has been recorded in the records as an equity loss in the investment in New World.

Our total daily production or bulk sampling rate was a combined 85 tons per day for all three mines. Based on this daily total, and on a basis of 25 operating days per month, our bulk sampling rate is approximately 25,500 tons per year.

Table of Contents	-10-

ESTADO DE CHIHUAHUA
PROYECTOS MINEROS
ESCALA 1:1,000,000
FEBRERO 2013
ESTADOS UNIDOS DE AMERICA
MINA EL SABINAL
LA MORITA
TERREROS CASAS GRANDES 1
TERREROS CASAS GRANDES 2
ESTADOS UNIDOS DE AMERICA
SONORA
RIO BRAVO
CHIHUAHUA
COAHUILA
PARRAL ZONE
NONOAVA
MARIA
ZONE BATOPILAS
ESPERANZA 1,2,3,4
Y LA NORIA
JALES
MINAS NUEVAS
JUANITA
STOCK PILE
LA LEONA
LA AURORA
CERROS COLORADOS
LA LUNA Y EL RAYO
SANTO NIÑO
DURANGO
SINALOA
ZONE GUADALUPE
Y CALVO 1,2
GEOEXPLORACIONES
Miguel Angel Jaramillo T.
ING. GEOLOGO

Table of Contents	-11-

2.	Philippines

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

The soil sampling, highlights are as follows:

- 3,5km soil anomaly co-incident with hard rock artisanal gold working

Table of Contents	-12-

- Four prospects defined, with three currently being explored

- Granite-hosted quartz vein and stock work deposit

- Visible gold identified in 25 holes

- Artisanal workings define a 16km-long mineralised corridor

- Systematic soil and stream sampling over majority of license completed

- IP resistivity / radiometric survey completed

- 12 trenches complete

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

Table of Contents	-13-

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

ITEM 4.

MINE SAFETY DISCLOSURES.

The Securities and Exchange Commission (SEC) approved amendments to its rules on December 21, 2011 to implement the mine safety disclosure requirements contained in Section 1503 of the Dodd-Frank Act. Section 1503 requires SEC registrants that are operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions. Based on Item 104 of Regulation S-K the Company is able to report the following, for the time period covered by the report:

•  no violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under Section 104 of the Federal Mine

Table of Contents	-14-

•  Safety and Health Act of 1977 (Mine Safety Act) for which the operator received a citation from the Mine Safety and Health Administration (MSHA);

•  no orders issued under Section 104(b) of the Mine Safety Act;

•  no citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Safety Act;

•  no flagrant violations under Section 110(b)(2) of the Mine Safety Act;

•  no imminent danger orders issued under Section 107(a) of the Mine Safety Act; and

•  no proposed assessments (regardless of whether the assessment is being challenged or appealed) from the MSHA under the Mine Safety Act.

Table of Contents	-15-

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents	-16-

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

We are a start-up, exploration mining stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have commenced mining through our investment in New World Metals SAPI. We have yet to undertake any exploration activity on our Philippine property, La Carlota. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

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

Since most of business activity is related to our Investment in New World Metals SAPI and its three small active mines, our focus has been primarily to raise additional funds for further development of the Mexican properties. As of October 31, 2013, we had negative working capital of 762,815(2012 - $14,785).

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

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Table of Contents	-17-

Liquidity and Capital Resources

Our capital commitments for the next twelve months consist of expenses of general and administration and of raising additional funds for New World. :

Estimated expenses	Amount	Purpose

Accounting	$10,000	Preparation of various quarterly and year-end financial statements
Independent accountants	10,000	Review of various quarterly financial statements and examination of the year-end financial statements
Investment in New World	750,000	As per Angelo Ventura’s geological report – Phase II
Filing fees	350	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Office supplies, delivery and photocopy charges
Transfer agent’s fees	1,000	Annual fee and miscellaneous expenses

Estimated expenses	$ 772,350

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on June 16, 2010.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Table of Contents	-18-

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits on La Carlota until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.

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

Competitive Factors

We are a small exploration company with limited personnel and funds.   There are many other exploration companies who have more personnel at their disposal and funds on hand to undertake substantially exploration work on claims they own.   In the market place for workers they will have advantage over us because they can offer higher salaries and longer periods of employment. This puts our Company as a disadvantage in seeking workers for future exploration work on the Carlota.

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

Legislation

Table of Contents	-19-

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

Results of Operations – October 31, 2013 compared to October 31, 2012.

	October 31, 2013	October 31, 2012	Description
Accounting and audit	$13,160	$9,860	Increase is related to an increase in audit and accounting fees.
Filing fees	23,320	2,0553	Increase due acquisition of New World
Legal	44,975	-	Increase due to acquisition of New World
Office	216	599	na
Transfer agent’s fees	-	1,698	na
Director Fees	107,250		Issuance of 1 million shares at $0.285 to new president and sole director
Consulting	64,925		Consulting fees for working with New World
Total	$ $ 253,846	$ 14,212

Table of Contents	-20-

Other Expenses

	October 31, 2013
Impairment loss on investment	$4,959,833	This is the market value of the shares to acquire shares in New World Metals SAPI. As there is no valuation document of New World assets, management has written down investment.
Impairment loss on receivable	60,000	This is the reserve of a promissory note made by the Company to New World.
Loss on Equity Method Investment	65, 167	This is the share of the Company’s losses incurred in New World since time of acquisition
Interest Expense	184,093	Included in Interest Expense is the amount of $175,000 which has been calculated as the conversion benefit to the $175,000 promissory notes. The balance of $9,093 is interest incurred on the promissory notes to October 31, 2013

Balance Sheet as of October 31, 2013

Total cash as of October 31, 2013, was $99,970 ($21,083 – 2012).

We also have prepaid expenses of $180,500 which is comprised mostly of the prepaid director fees paid to the President on his contract.

Liabilities have grown to over $1,043,295 from $40,619. Promissory notes of $175,000 and a Note Payable of $750,000 represent the majority of the liabilities. The Note Payable was converted to 20,000,000 shares of common stock during January 2014.

The Company currently has a working capital deficit of $762,825 (2012 - $14,786)

Trends

From our date of inception we have been a exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 6.

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

Estimates and Assumptions

Table of Contents	-21-

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

Table of Contents	-22-

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

Table of Contents	-23-

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

ITEM 9B.

OTHER INFORMATION.

None.

Table of Contents	-24-

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

Table of Contents	-25-

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

Table of Contents	-26-

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

We paid Jose Perez $1,000 and 1,000,000 shares as compensation to for the year ended October 31, 2013.

Outstanding Equity Awards

Table of Contents	-27-

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

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2013.  As of October 31, 2013, there were, 66,140,000 shares of our common stock issued and outstanding.

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

Table of Contents	-28-

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

Table of Contents	-29-

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

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either.

Pension Benefits

Table of Contents	-30-

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

Table of Contents	-31-

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.	Any of our directors or officers;
2.	Any person proposed as a nominee for election as a director;
Table of Contents	-32-

3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
4.	Any of our promoters; and
5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

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

	Year Ended October 31, 2013	Year Ended October 31, 2012
Audit Fees	$4,400	$4,900
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$4,400	$4,900
Table of Contents	-33-

 ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended. (1)
10.1	Assignment Agreement dated June 10, 2010 between Rodelio Mining Ltd. and Monarchy Resources, Inc. (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1)

Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

(*)

Filed herein

Table of Contents	-34-

FINANCIAL STATEMENTS SCHEDULES

1.	Report of Sadler, Gibb & Associates, LLC.

2.	Balance Sheets as at October 31, 2013 and 2012;

3.	Statements of Operations for the years ended October 31, 2013 and 2012, and for the period from June 16, 2010 (date of inception) to October 31, 2013;

4.	Statement of Stockholders’ Deficiency for the period from June 16, 2010 (date of inception) October 31,2013;

5.	Statements of Cash Flows for the years ended October 31, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to October 31, 2013

6.	Notes to Financial Statements.

Table of Contents	-35-

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

February 13, 2014

Table of Contents	-36-

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	October 31, 2013	October 31, 2012

ASSETS
CURRENT ASSETS
Cash	$99,970	$21,083
Prepaid expense	180,500	4,750

Total Current Assets	280,470	25,833

TOTAL ASSETS	$280,470	$25,833

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$77,969	$5,916
Advances from related parties (Note 5)	40,326	34,703
Convertible notes payable	175,000	—
Notes payable	750,000	—

Total current liabilities	1,043,295	40,619

TOTAL LIABILITIES	1,043,295	40,619

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;
46,140,000 shares issued and outstanding as at October 31, 2013 (30,000,000 as at October 31, 2012) (Note 7)	46,140	30,000
Additional paid in capital	4,758,760	—
Deficit accumulated during the exploration stage	(5,567,725)	(44,786)

Total Stockholders’ Deficiency	(762,825)	(14,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$280,470	$25,833

 The accompanying notes are an integral part of these financial statements.

Table of Contents	-37-

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended October 31, 2013	Year ended October 31, 2012	From June 16, 2010 (date of inception) to October 31, 2013
REVENUE	$—	$—	$—
EXPENSES
Exploration costs	—	—	14,000
Impairment loss on mineral claim acquisition	—	—	5,000
Impairment loss on receivable	60,000	—	60,000
Impairment loss on investment	4,959,833	—	4,959,833
General and administrative	253,846	14,212	279,632
TOTAL OPERATING EXPENSES	(5,273,679)	(14,212)	(5,318,465)
OTHER INCOME (EXPENSE):
Loss on Equity Method Investment	(65,167)	—	(65,167)
Interest Expense	(184,093)	—	(184,093)
TOTAL OTHER INCOME (EXPENSE)	(249,260)	(249,260)
NET LOSS	$(5,522,939)	$(14,212)	$(5,567,725)
NET LOSS PER COMMON SHARE
Basic and diluted	$0.03	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	36,445,123	30,000,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	-38-

MONARCHY RESOURCES, INC.
(Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT For the period June 16, 2010 (date of inception) to October 31, 2013
	Common Stock
	Number	Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance June 10, 2010	—	$—	$—	$—	$—
Issuance of common shares for cash	30,000,000	30,000	—	—	30,000
Net Loss for period ended October 31, 2010	—	—	—	(6,014)	(6,014)
Balance as of October 31, 2010	30,000,000	30,000	—	(6,014)	23,986
Net loss for the year ended October 31, 2011	—	—	—	(24,560)	(24,560)
Balance as of October 31, 2011	30,000,000	30,000	—	(30,574)	(574)
Net loss for the year ended October 31, 2012	—	—	—	(14,212)	(14,212)
Balance as of October 31, 2012	30,000,000	30,000	—	(44,786)	(14,786)
Issuance of common shares for cash	140,000	140	39,760	—	39,900
Issuance of common shares for investment	15,000,000	15,000	4,260,000	—	4,275,000
Issuance of common shares for services	1,000,000	1,000	284,000	285,000
Beneficial conversion features from convertible debt	175,000	175,000
Net loss for the year ended October 31, 2013	—	—	—	(5,522,939)	(5,522,939)
Balance as of October 31, 2013	46,140,000	$46,140	$4,758,760	$(5,567,725)	$(762,825)
The accompanying notes are an integral part of these financial statements.
Table of Contents	-39-

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended October 31, 2013 and 2012 and for the period June 16, 2010 (date of inception) to October 31, 2013

	Year ended October 31, 2013	Year ended October 31, 2012	From June 16, 2010 (date of inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,522,939)	$(14,212)	$(5,567,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	65,167	—	65,167
Expenses paid by third party	15,000	—	15,000
Debt discount amortization	175,000		175,000
Impairment loss on mineral claim	—	—	5,000
Impairment loss on investment	4,959,333		4,959,333
Impairment loss on advance receivable	60,000	—	60,000
Changes in operating assets and liabilities:
Prepaid expense	109,250	(4,750)	(1,750)
Advance receivable	(60,000)	—	1,757
Accounts payable and accrued expenses	72,053	3,564	68,876
Net cash used in operating activities	(126,636)	(15,398)	(165,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	—	—	(5,000)
Net cash used in investing activities	—	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	39,900		69,900
Advances from related parties	20,623	20,395	55,326
Proceeds from promissory notes	160,000	—	160,000
Payments to related parties	(15,000)	—	(15,000)
Net cash provided by financing activities	205,523	20,395	270,226
Net (decrease) increase in cash	78,887	4,998	$99,970

Cash at beginning of period	21,083	16,086	—

CASH AT END OF PERIOD	$99,970	$21,084	$99,970

Table of Contents	-40-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for investment $750,000 - $750,000

Common stock issued for prepaid expense $285,000 $285,000

Common stock issued for investment $4,275,000 - $4,275,000

The accompanying notes are an integral part of these financial statements

Table of Contents	-41-

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2013

1. ORGANIZATION

The Company, Monarchy Resources, Inc., was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the exploration stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2013 and 2012, no such common equivalent shares were excluded from net income (loss) per share.

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

Table of Contents	-42-

Year Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$6,014	2030	$2,045	$(2,045)	—
2011	24,560	2031	8,350	(8,350)	—
2012	14,212	2032	4,832	(4,832)	—
2013	5,522,939	2033	1,877,767	(1,877,767)	—

	$1,084,139		$1,892,994	$(1,892,994)	$—

The total valuation allowance as of October 31, 2013 was $1,892,994, which increased by $1,877,767 for the year ended October 31, 2013.

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

Table of Contents	-43-

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

On June 19, 2013 the Company issued 10,000,000 shares and on July 4, 2013, the Company issued 5,000,000 shares to acquire 45% of the issued and outstanding shares of New World (see Note 3).

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

6. Promissory Notes

The Company has entered into three promissory notes during the year ended October 31, 2013:

Date of Promissory Note	Amount of Promissory Note	Term of Promissory Note	Interest Rate of Promissory Note	Conversion Rate
July 4, 2013	$750,000	July 31, 2014	3%	N/A
August 1, 2013	$75,000	Demand	5%	$0.01
September 1, 2013	$100,000	Demand	5%	$0.01
	$175,000

The Company assessed the conversion options and determined the August 1 and September 1 promissory notes had beneficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $175,000. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of October 31, 2013.

If converted into common shares, the amount of shares to be issued would be 17,500,000 common shares. The amount of accrued interest payable of these notes was $9,093 as of October 31, 2013.

Table of Contents	-44-

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

7. SUBSEQUENT EVENTS

On January 15, 2014, pursuant to the July 11, 2013 Share Exchange Agreement for an additional 17% interest in New World Metals, S.A.P.I de C.V., in exchange for the issuance of 5,000,000 common shares of the Company and a promissory note in the amount of $750,000, the Company has pledged and issued a total of 20,000,000 restricted shares in satisfaction of the promissory note.

Table of Contents	-45-

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

By:   JOSE PEREZ

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: February 13, 2013

Table of Contents	-46-