Form 10-Q
period 2014-04-30
Monarchy Resources, Inc.
filed 2014-07-02
CIK 1514324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,D.C.20549

FORM 10-Q
(X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2014

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

(702) 722-1003
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes[ ]No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 30, 2013: 78,140,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Condensed Balance Sheet as at April 30, 2014 and October 31, 2013	4

	Condensed Statement of Operations For the three and six months ended April 30, 2014 and 2013 and for the period June 16, 2010 (Date of Inception) to April 30, 2014	5

	Condensed Statement of Cash Flows For the six months ended April 30, 2014 and 2013 and for the period June 16, 2010 (Date of Inception) to April 30, 2014	6

	Notes to the Condensed Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Monarchy Resources, Inc. (Exploration stage company) at April 30, 2014 (with comparative figures as at October 31, 2013 as re-stated) and the condensed statement of operations for the three and six months ended April 30, 2014 and 2013 and for the period from June 16, 2010 (date of inception) to April 30, 2014 and the condensed statement of cash flows for the  six months ended April 30, 2014 and 2013 and for the period from June 16, 2010 (date of inception) to April 30, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2014 are not necessarily indicative of the results that can be expected for the year ending October 31, 2014.

MONARCHY RESOURCES, INC.
(Exploration Stage Company)

CONDENSED BALANCE SHEETS
	April 30, 2014	October 31, 2013
	(Unaudited)	(Restated and Unaudited)
ASSETS
CURRENT ASSETS

Cash	$ -	$ 99,970
Prepaid expense	250	180,500
Total Current Assets	250	280,470

TOTAL ASSETS	$ 250	$ 280,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable (including related party amounts of $25,104 and $0, respectively)	$ 166,273	$ 79,613
Accrued interest	21,637
Advances from related parties	40,326	40,326
Promissory notes payable	-	50,000
Convertible promissory notes payable	454,500	175,000
Notes Payable	-	750,000

Total current liabilities	682,736	1,094,939

TOTAL LIABILITIES	682,736	1,094,939

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value;
66,140,000 shares issued and outstanding as at April 30, 2014 (46,140,000 as at October 31, 2013)	66,140	46,140
Additional Paid in Capital	6,114,260	4,758,760
Deficit accumulated during the Exploration stage	(6,862,886)	(5,619,369)

Total Stockholders’ Deficiency	(682,486)	(814,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 250	$ 280,470

The accompanying notes are an integral part of these condensed financial statements.

32

MONARCHY RESOURCES, INC.
(Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30, 2014	Three months ended April 30, 2013	Six months ended April 30, 2014	Six months ended April 30, 2013	From June 16, 2010 (date of inception) to January 31, 2014

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Exploration costs	-	-	-	-	14,000
Impairment loss on mineral claim	-	-	-	-	5,000
Impairment loss on receivable	-	-	-	-	60,000
Impairment loss on investment	136,000		272,990		5,282,823
General and administrative	81,187	21,955	328,126	27,216	607,758

TOTAL OPERATING EXPENSES	217,187	21,955	601,116	27,216	5,969,581

OTHER EXPENSE (INCOME)
Loss on debt extinguishment	-	-	346,000	-	346,000
Loss on equity method investment	-	-	-	-	65,167
Interest expense	160,436	-	296,401	-	482,138

TOTAL OTHER EXPENSE (INCOME)	160,436	-	642,401	-	893,305

NET LOSS FROM OPERATIONS	$ (377,623)	$ (21,955)	$ (1,243,517)	$ (27,216)	$ (6,862,886)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	66,140,000	30,000,000	57,631,713	30,000,000

The accompanying notes are an integral part of these condensed financial statements.

32

MONARCHY RESOURCES, INC.
(Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended April 30, 2014	Six months ended April 30, 2013	From June 16, 2010 (date of inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,243,517)	$ (27,216)	$ (6,862,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	-	-	5,000
Expenses paid by a third party	-	-	15,000
Loss on equity method investment	-	-	65,167
Loss on debt extinguishment	346,000		346,000
Impairment loss on investment	272,990	-	5,282,823
Impairment loss on advance receivable	-	-	60,000
Debt discount amortization	279,500	-	454,500
Changes in operating assets and liabilities:
Advance receivable	-	-	(60,000)
Prepaid expense	180,250	1,500	284,750
Accrued interest	10,900		10,900
Accounts payable and accrued expenses	97,397	1,960	177,010

Net cash used in operating activities	(56,480)	(23,756)	(221,736)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in New WorldNew World Metals	(111,990)	-	(111,990)
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	(111,990)	-	(116,990)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	-	55,326
Payments to related parties	-	-	(15,000)
Proceeds from Promissory Notes	118,500	5,186	278,500
Payments on notes payable	(50,000)		(50,000)
Stock issued for cash	-	-	69,900

Net cash provided by financing activities	68,500	5,186	338,726

Net decrease in cash	(99,970)	(18,570)	-

Cash at beginning of period	99,970	21,083	-

CASH AT END OF PERIOD	$ -	$ 2,513	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for investment	$ 75,000	-	$ 825,000
Common stock issued for prepaid expense	-	-	285,000
Common stock issued for investment	-	-	4,275,000
Common stock issued to extinguish debt	1,096,000	-	1,096,000

32

The accompanying notes are an integral part of these condensed financial statements

32

MONARCHY RESOURCES, INC.
(Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2014
(Unaudited)
1.         ORGANIZATION AND BASIS OF PRESENTATION

The Company, Monarchy Resources, Inc., was incorporated under the laws of the State of NevadaNevada on June 16, 2010 with the authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the Exploration stage.

The interim financial statements for the three and six months ended April 30, 2014 and 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2013, as filed with the SEC.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of April 30, 2014 and 2013, there were 30,000,000 (from convertible debt) and 0 potential common shares.

           Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences
32

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

Foreign Currency Translations

The books of the Company are maintained in United StatesUnited StatesUnited States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and

(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings. As of April 30, 2014 and 2013, the Company recorded impairment losses on the New World investment of $272,990 and $0, respectively.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

           Mineral claim acquisition and exploration costs

32

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

3.         ACQUISITION OF MINERAL CLAIM

On June 21, 2010, the Company acquired the La Carlota Gold Claim located in the Republic of PhilippinesRepublicLa Carlota of PhilippinesPhilippines from Rodelio Mining Ltd., an unrelated company, for the consideration of $5,000.  The La Carlota Gold Claim is located 30 kilometres northwest of the city of La Carlota in the Philippines.  Under Philippine’s law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

The acquisition costs have been impaired and expensed because there has been limited exploration activity and there has been no reserve established and we cannot currently project any future cash flows or salvage value.

4.        INVESTMENT IN NEW WORLD MINERALS S.A. de C.V.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 10,000,000 shares of the Company’s common stock to
32

the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the ChihuahuaChihuahuaMexico region of Mexico which owns three working mines; Morelos, La Luna, and Peneto. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 5,000,000 shares and agreeing to pay $750,000 to three separate owners of New WorldNew WorldNew World. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method. The Company’s share of the losses of New World for the period ended October 31, 2013 was $65,167.

 On January 15, 2014, Monarchy agreed to issue 20,000,000 shares of the Company in trust for settlement of the $750,000 owed to New World, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

5.       SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two previous Directors have acquired 12.5% of the common stock issued and have made advances to the Company of $40,326, as of April 30, 2014. The advances are non-interest bearing, unsecured and payable on demand.

6.         PROMISSORY NOTES PAYABLE

The Company has entered into the following promissory note agreements:
Promissory Note	Rate	Date of Agreement	Repayment terms	Amount April 30, 2014	Amount October 31, 2013
1. Affiliated debt holder for services	5%	1-Aug-13	Demand, Convertible at $0.01 per share	$75,000	$ 75,000
2. Non related debt holder for property interest	12%	23-Aug-13	Monthly Payments of $15,000. Payout May 11, 2014	$ -	$ 50,000
3. Non related debt holder — for cash consideration	5%	1-Sep-13	Demand, Convertible at $0.01 per share	$100,000	$100,000
4. Affiliated debt holder — for cash consideration	5%	23-Nov-13	Demand, Convertible at $0.01 per share	$ 75,000	$ -
5. Affiliated debt holder — for cash consideration	5%	15-Jan-14	Demand, Convertible at $0.01 per share	$50,000	$ -
6. Affiliated debt holder	5%	1-Aug-13	Demand, Convertible at $0.01 per share	$154,500	$ -
				$454,500	$225,000
32

7.         CAPITAL STOCK

On July 24, 2010, Company completed a private placement consisting of 30,000,000 common shares at $0.001 per share sold to directors and officers for a total consideration of $30,000.

Under an effective registration statement, the directors and officers sold 25,000,000 common shares to other investors in May 2012.

On June 19, 2013 the Company issued 10,000,000 shares and on July 4, 2013, the Company issued 5,000,000 shares to acquire 45% of the issued and outstanding shares of New WorldNew World.

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

On October 24, 2013, the Company issued 140,000 shares for cash of $39,900.

On January 15, 2014, the Company issued 20,000,000 shares in trust for settlement related to the $750,000 Note Payable to New World (see Note 4).

8.         COMMITMENTS

The Company has entered into an agreement with its president to pay him $5,000 per month commencing January 2014. The Company has entered into an agreement with an advisor to the board to pay him $1,500 per month for three months commencing February 2014.

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

11.      SUBSEQUENT EVENTS

32

On May 15, 2014, the Company issued 12,000,000 shares to settle $120,000 of convertible promissory notes.

32

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Monarchy Resources, Inc. (“Monarchy” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of AmericaUnited States of AmericaUnited States and are stated in United States dollars.

Our Company was formed under the laws of the State of NevadaNevada on June 16, 2010.

Our offices are located at Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880, Hidalgo del Parral, Chihuahua, Mexico and can be reached at (702) 722-1003.

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

From our inception June 16, 2010 through April 30, 2014, we raised $69,900 in capital as follows: (1) in private placements by issuing 30,000,000 shares of common stock at the price of $0.001 per share to our two directors, and (2)  by issuing 140,000 shares in exchange for $39,900.  Subsequent to April 30, 2014, we have raised no further funds other than the advances from our directors mentioned above.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 10,000,000 shares of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the ChihuahuaMexico region of Mexico which owns three working mines; Morelos, La Luna, and Peneto. The shares of the
32

Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 5,000,000 shares and agreeing to pay $750,000 to three separate owners of New WorldNew WorldNew World. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method. The Company’s share of the losses of New World for the period ended October 31, 2013 was $65,167.

On January 15, 2014, New WorldNew World agreed to convert the $750,000 commitment to 20,000,000 shares of the Company, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

On May 15, 2014, the Company converted $120,000 of its promissory notes to 12,000,000 shares of the Company.

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
Foreign Currency and Exchange Rates
Our mineral property is located in the Republic of PhilippinesRepublic of Philippines.  The cost expressed in the geological report on La Carlota is expressed in the local currency, Philippine Pesos (“PHP”).Mexico  Our investment in New World Minerals S.A.P.I de C.V. is located in Mexico.

DESCRIPTION OF THE PROPERTY
La Carlota Mineral Claim
Our La Carlota mineral claim is a 97.3 hectare parcel located in the Republic of the PhilippinesPhilippines.
La Carlota Gold Claim can be identified in the PhilippinesPhilippines by the following information:

We are presently in the Exploration stage and there is no assurance that mineralized material with any commercial value exits on either of our properties.
We do not have any ore body and have not generated any revenues from our operations.  We have placed our proposed exploration program on hold in order to concentrate fully on participating in the development of the three mineral properties held by New World Metals.
Investment in New World Minerals S.A. P.I de C.V.

New World owns three working mines; Morelos, La Luna, and Peneto located in Chihuahua, MexicoChihuahua, New WorldMexico. The Company is a 45% shareholder in New World.

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
32

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

Additional Mine details:

Name of Property	Morelos, Title number: T172230
Location and access	7.4 km southeast of Inde, Durango; Mexico, 2 hour drive from Parral, accessible by highway and 6 km of well-traveled dirt road
Description / History	This mine was in full production in the 1950â?²s. During the 1970â?²s it produced high grade mineral (15 kgs. of Silver)
Acreage	21 Hectares
Minerals Types	Gold & Silver

-8-

Stock Pile Size	6,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Gr Silver 2 Gr Gold per ton
Bulk Sampling rate	40 Tons per day.
Source of power and water	Diesel generator, power line approx. 100m from property, water pumped out of mine and stored on site

La Luna Mine

32

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

Additional Mine details:

Name of Property	La Luna, Title number: T217204
Location and access	Matamoros, Chihuahua, 42 km south of Parral, 24 km of highway, and 18 km of well-traveled dirt road.
Description / History	This mine was in operation in the 1970â?²s, but only the north zone was mined and only to the third level.
Acreage	30 hectares
Minerals Types	Gold and Silver
Stock Pile Size	3,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Grams Silver; 2.5 Grams Gold. The main vein shows 13 kilos Silver and 25 Grams Gold
Bulk Sampling rate	30 Tons per day

Source of power, water Access to electrical grid power on site, water pumped out of mine and stored on site

Peneto Mine

We hold an indirect 45% interest in this mine through our investment in New World. New World owns a direct interest in this mine. The Peneto mine has gold and silver as its main minerals with assays averaging 11 grams of gold and 170 grams of silver per ton. Currently there is a stockpile of 500 tons of ore ready to process. Production is currently at 15tons per day. In 2013, at the Peneto Mine, the shaft was deepened an additional 8 meters, and assays have been ordered on these recent samples.
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

32

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

32

ESTADO DE CHIHUAHUA
PROYECTOS MINEROS
ESCALA 1:1,000,000
FEBRERO 2013
ESTADOS UNIDOS DE AMERICA
MINA EL SABINAL
LA MORITA
TERREROS CASAS GRANDES 1
TERREROS CASAS GRANDES 2
ESTADOS UNIDOS DE AMERICA
SONORA
RIO BRAVO
COAHUILA
PARRAL ZONE
NONOAVA
MARIA
ZONE BATOPILAS
ESPERANZA 1,2,3,4
Y LA NORIA
JALES
MINAS NUEVAS
JUANITA
STOCK PILE
LA LEONA
LA AURORA
PENETO Y TIMON 2
CERROS COLORADOS
LA LUNA Y EL RAYO
SANTO NIÑO
SINALOA
DURANGO
ZONE GUADALUPE
Y CALVO 1,2
GEOEXPLORACIONES
Miguel Angel Jaramillo T.
ING. GEOLOGO

Balance Sheet as of April 30, 2014

Total cash as of April 30, 2014 was an overdraft $11,784

Our working capital was derived solely from capital stock and promissory notes. In addition, the previous directors have made advances to the Company of $40,326.  No revenue was generated during these periods.

Total stockholders’ deficiency as of April 30, 2014, was $682,486.   Our issued and outstanding shares as of April 30, 2014, were 66,140,000 common shares.

The six months ended April 30, 2014 compared to the six months ended April 30, 2013.
We incurred accumulated net losses since inception of $6,862,886.  An analysis of the changes in expenses for the six months ended April 30, 2014 compared to April 30, 2013 is as follows:
	Six Months Ended April 30, 2014	Six Months Ended April 30, 2013	Difference	Explanation As there has been no independent valuation of the Mexican properties all expenditures are been
Impairment loss on investment	272,990	-	272,990	expensed
Lost on Debt Extinguishment	346,000	-	346,000	The loss reflects benefit to debt
Postage and delivery	3,711	91	3,620	Private placement costs
Printing and production	3,200	-	3,200	Private placement t costs
Bank Charges	244	-	244
Director Fees	120,595	-	120,595	Shares paid to director
Management Fees	12,000	-	12,000	Fees paid to President
Rent	1,500	-	1,500
Audit and Accounting	23,000	4,420	18,580
Consulting Fees	120,259	21,955	98,304	$35,000 paid to Consultants
Impairment on Receivable	-	-	-
Filing Fees	5,250	750	4,500	Increased filing requirements
Transfer Agent	1,492	-	1,492
				Increased activity with loans
Legal	26,875	-	26,875	and promissory notes
Travel	10,000	-	10,000	Travel to Mexico
				Implied interest of
Interest Expense	296,401	-	296,401	convertible debt at par value
Total	$1,243,517	$27,216	$1,216,301

The three months ended April 30, 2014 compared to the three months ended April 30, 2013.
We incurred accumulated net losses since inception of $6,862,886.  An analysis of the changes in expenses for the three months ended April 30, 2014 compared to April 30, 2013 is as follows:

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Difference	Explanation As there has been no independent valuation of the Mexican properties all expenditures are been
Impairment loss on investment	136,000	-	136,000	expensed
Management, Director and Consulting	62,720	21,955	40,765	Fees paid-President & Consulting
Audit and Accounting	8,000	-	8,000	Audit and Q1
Filing Fees	750		750	Increased filing requirements
				Increased activity with loans
Legal	8,225		8,225	and promissory notes
Transfer Agent	1,492	-	1,492	Fees for last quarter
Interest Expense	160,436	-	160,436	Interest on convertible debt
Total	$1,243,517	$21,955	$355,668

MONTHS

As of April 30, 2014, we had cash of $0, prepaid expenses of $250, accounts payable and accrued expenses of $166,273, promissory notes and accrued interest of $476,137 and advances from related parties of $40,326, representing a working capital deficit of $682,486.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 30,000
Edgarizing and XBRL filings	(ii)	5,000
Development costs — New World Metals	(iii)	750,000
Miscellaneous	(iv)	100,000
Promissory notes	(v)	420,000
Accounts payable and accrued expenses	(vi)	174,000
Estimate of additional cash requirements over the next twelve months		$ 1,579,000

(i)                 Accounting and audit

                    Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q

(ii)                Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

                    (iii)   Development Costs - MexicoMexico

                    We must invest $750,000 into the project over the next twelve months.

                    (iv)   Miscellaneous

                    We must have a minimum of $100,000 to pay for consultants, offices, travel and other related items.

32

                    (v)   Promissory Notes

                    The notes are to third parties and on demand.

(vi).              Accounts payable — unrelated parties

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2014(the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.
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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 fairly present our financial condition, results of operations and cash flows in all material respects
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are exploration company and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated losses of $6,654,607. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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
32

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

International operations in the PhilippinesPhilippines Mexicoand Mexico are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant in our business dealing in the PhilippinesPhilippinesMexico and PhilippinesMexico. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and may delay our exploration activities in the Philippines.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins.  Exchange rate changes between the Philippine currency and the Mexican currency and the U.S. Dollar may also adversely affect our successful operations.

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
32

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

32

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    There has been no change in our securities since the fiscal year ended October 31, 2013 except that on January 15, 2014, we issued 20,000,000 shares in trust to satisfy a debt of $750,000 and on May 15, 2014 $120,000 of convertible notes were converted into 12,000,000 shares of the Company.

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

32

                         pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

101.INS XBRL Instant Document (*)
101 SCH XBRL Taxonomy Extension Schema Document (*)
101 CALCAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101 LAB XBRL Taxonomy Extension Labels Linkbase Document (*)
101 PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101 DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(*) Filed herewith

32

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY RESOURCES, INC.
(Registrant)

Date: June 30, 2014	// “Jose Perez”
JOSE PEREZ Chief Executive Officer, President and Director

32

Exhibit 31.1          The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))
I, Jose Perez, certify that:

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

4.              The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d — 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Dated: June 30, 2014

// “Jose Perez”
JOSE PEREZ Chief Executive Officer, President and Director

32

Exhibit 31.2    The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))
I, Jose Perez, certify that:

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

4.                 The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-15(e) and 15d — 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Dated June 30, 2014

// “Jose Perez”
JOSE PEREZ Chief Financial Officer and Secretary

32

Exhibit 32.1
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the three months ended April 30, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Guilfred Colcol Casimiro, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:(the “Company”) for the six months ended April 30, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Jose Perez, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 30, 2014

// “Jose Perez”
JOSE PEREZ Chief Executive Officer, President and Director

Exhibit 32.2
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc. (the “Company”) for the three months ended April 30, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Marc Andrew Mercado, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:(the “Company”) for the six months ended April 30, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Jose Perez, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: June 30, 2014

// “Jose Perez”
JOSE PEREZ Chief Financial Officer and Secretary