Form 10-Q/A
period 2014-04-30
Monarchy Resources, Inc.
filed 2014-07-25
CIK 1514324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,D.C.20549

FORM 10-Q/A
(Amendment No. 1)

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

MONARCHY RESOURCES, INC.
(Exploration Stage Company)

CONDENSED BALANCE SHEETS
	April 30, 2014	October 31, 2013
	(Unaudited)	(Restated and Unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$99,970
Prepaid expense	250	180,500
Total Current Assets	250	280,470

TOTAL ASSETS	$250	$280,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable (including related party amounts of $25,104 and $0, respectively)	$166,273	$79,613
Accrued interest	21,637
Advances from related parties	40,326	40,326
Promissory notes payable	-	50,000
Convertible promissory notes payable	454,500	175,000
Notes Payable	-	750,000

Total current liabilities	682,736	1,094,939

TOTAL LIABILITIES	682,736	1,094,939

STOCKHOLDERS’ DEFICIENCY
Common stock 300,000,000 shares authorized, at $0.001 par value; 66,140,000 shares issued and outstanding as at April 30, 2014 (46,140,000 as at October 31, 2013)	66,140	46,140
Additional Paid in Capital	6,114,260	4,758,760
Deficit accumulated during the Exploration stage	(6,862,886)	(5,619,369)

Total Stockholders’ Deficiency	(682,486)	(814,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$250	$280,470

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

32

MONARCHY RESOURCES, INC.
(Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended April 30, 2014	Six months ended April 30, 2013	From June 16, 2010 (date of inception) to January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,243,517)	$(27,216)	$(6,862,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on mineral claim	-	-	5,000
Expenses paid by a third party	-	-	15,000
Loss on equity method investment	-	-	65,167
Loss on debt extinguishment	346,000		346,000
Impairment loss on investment	272,990	-	5,282,823
Impairment loss on advance receivable	-	-	60,000
Debt discount amortization	279,500	-	454,500
Changes in operating assets and liabilities:
Advance receivable	-	-	(60,000)
Prepaid expense	180,250	1,500	284,750
Accrued interest	10,900		10,900
Accounts payable and accrued expenses	97,397	1,960	177,010

Net cash used in operating activities	(56,480)	(23,756)	(221,736)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in New WorldNew World Metals	(111,990)	-	(111,990)
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	(111,990)	-	(116,990)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	-	55,326
Payments to related parties	-	-	(15,000)
Proceeds from Promissory Notes	118,500	5,186	278,500
Payments on notes payable	(50,000)		(50,000)
Stock issued for cash	-	-	69,900

Net cash provided by financing activities	68,500	5,186	338,726

Net decrease in cash	(99,970)	(18,570)	-

Cash at beginning of period	99,970	21,083	-

CASH AT END OF PERIOD	$-	$2,513	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	Six months ended April 30, 2014	Six months ended April 30, 2013	From June 16, 2010 (date of inception) to January 31, 2014
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued for investment	$ 75,000	-	$ 825,000
Common stock issued for prepaid expense	-	-	285,000
Common stock issued for investment	-	-	4,275,000
Common stock issued to extinguish debt	1,096,000	-	1,096,000

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

The interim financial statements for the  three  and six  months  ended  April 30 , 2014  and 2013   are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2013 , as filed with the SEC.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antid i lutive and then the basic  and diluted  per share amounts are  the same .  As of  April 30 , 2014 and 2013, there were 30,000,000 (from convertible debt) and 0 potential common shares .

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
Investments
Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings. As of  April 30 , 2014  and 2013,  the Company recorded impairment losses on the New World investment of $ 272,990  and $0, respectively.
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
Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with general ly  accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

3.          A C QUISITION OF MINERAL CLAIM

On June 21, 2010, the Company acquired the La Carlota Gold Claim located in the  Republic of Philippines from Rodelio Mining Ltd., an unrelated company, for the consideration of $5,000.  The La Carlota Gold Claim is located 30 kilometres northwest of the city of  La Carlota  in the  Philippines .  Under Philippine’s law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

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

  On January 15, 2014, Monarchy  agreed to  issue 20,000,000 shares of the Company  in trust for settlement of the $750,000 owed to New World , and on January 17, 2014 these shares were issued. As the fair value of these shares was $ 1,096,000  (based on the  quoted  price  of the Company’s  stock  on January 17, 2014 ), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

5.         SIGNIFICANT TRANSACTIONS WITH RELATED PART IES

The two  previous  Directors  have acquired  12.5 % of the common stock issued  and have made advances to the Company of $ 40,326 , as of  April 30 , 2014 . The advances are non-interest bearing, unsecured and payable on demand.

6.          PROMISSORY NOTES PAYABLE

The  Company has entered into  the following promissory note agreements:
Promissory Note	Rate	Date of Agreement	Repayment terms	Amount April 30, 2014		Amount October 31, 2013
1. Affiliated debt holder for services	5%	1-Aug-13	Demand, Convertible at $0.01 per share	$75,000		$ 75,000
2. Non related debt holder for property interest	12%	23-Aug-13	Month l y Payments of $15,000. Payout May 11, 2014	$ -		$ 50,000
3. Non related debt holder — for cash consideration	5%	1-Sep-13	Demand, Convertible at $0.01 per share	$100,000		$100,000
4. Affiliated debt holder — for cash consideration	5%	23-Nov-13	Demand, Convertible at $0.01 per share	$ 75,000		$ -
5. Affiliated debt holder — for cash consideration	5%	15-Jan-14	Demand, Convertible at $0.01 per share	$50,000		$ -
6. Affiliated debt holder	5%	1-Aug-13	Demand, Convertible at $0.01 per share	$ 154,500		$ -
					$454,500	$225,000

32

7.          CAPITAL STOCK

On July 24, 2010, Company completed a private placement consisting of 30,000,000 common shares  at $0.001 per share  sold to directors and officers for a total consideration of $30,000.

Under an effective registration statement, the directors and officers sold 25,000,000 common shares to other investors in May 2012.

On June 19, 2013 the Company issued 10,000,000 shares and on July  4, 2013, the Company issued 5,000,000 shares to acquire  45 % of the issued and outstanding shares of  New World.

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

On October 24, 2013, the Company issued 140,000 shares for cash of $39,900.

On January 15, 2014, the Company issued 20,000,000 shares  in trust for  settle ment   related to  the $750,000 Note Payable  to New World  (see Note 4) .

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

10 .        GOING CONCERN

The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director  Advances , additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

11 .        SUBSEQUENT EVENTS

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