Form 10-Q/A
period 2013-07-31
Monarchy Resources, Inc.
filed 2014-08-06
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes ï¿½?ï¿½ No ï¿½?ï¿½

APPLICABLE ONLY TO CORPORATE ISSUERS:

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

MONARCHY RESOURCES, INC.

(Pre-Exploration Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$21,083
Prepaid expense	2,500	4,750

Total Current Assets	2,500	25,833

LONG TERM INVESTMENTS
Investment in New World Minerals (Note 4)	749,148	-

Total Assets	$751,648	$25,833

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$9,813	$5,916
Advances from related parties (Note 5)	39,890	34,703
Promissory Note (Note 4)	750,000	-

Total current liabilities	799,703	40,619

STOCKHOLDERS’ DEFICIENCY

Common stock 300,000,000 shares authorized, at $0.001 par value; 45,000,000 shares issued and outstanding as at July 31, 2013 (30,000,000 as at October 31, 2012) (Note 6)	45,000	30,000

Additional paid in capital	15,000	-
Deficit accumulated during the pre-exploration stage	(108,055)	(44,786)

Total Stockholders’ Deficiency	(48,055)	(14,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$751,648	$25,833

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