Form 10-Q
period 2014-07-31
Monarchy Resources, Inc.
filed 2014-09-23
CIK 1514324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2014

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

Calle urque numero 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico
(Address of principal executive offices)

(702) 722-1003
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer[   ]                                 Accelerated filer                  [   ]

Non-accelerated filer[   ]  (Do not check if a small reporting company)              Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes []   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities undera plan confirmed by a court.  Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 18, 2014: 811,540 common shares

PART 1 — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Monarchy Resources, Inc. (Exploration stage company) at July 31, 2014 (with comparative figures as at October 31, 2013 as re-stated) and the condensed statement of operations for the threeand ninemonths ended July 31, 2014 and 2013, and the condensed statement of cash flows for the nine months ended July 31, 2014 and 2013, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending October 31, 2014.

MONARCHY RESOURCES, INC.
CONDENSED BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(Unaudited)	(Restated and Unaudited)
ASSETS
CURRENT ASSETS

Cash	$-	$99,970
Prepaid expense	-	180,500
Total Current Assets	-	280,470

TOTAL ASSETS	$-	$280,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable (including related party amounts of $40,104 and $0, respectively)	$89,364	$79,613
Accrued interest	27,310	-
Advances from related parties	40,326	40,326
Convertible promissory notes payable	496,804	175,000
Notes Payable	-	800,000

Total current liabilities	653,804	1,094,939

TOTAL LIABILITIES	653,804	1,094,939

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 parvalue;
811,540 shares issued and outstanding as at July 31, 2014 (461,400 as at October 31, 2013)	812	462
Additional Paid in Capital	6,460,943	4,804,438
Accumulated deficit	(7,115,559)	(5,619,369)

Total Stockholders’ Deficiency	(653,804)	(814,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$280,470

 The accompanying notes are an integral part of these condensed financial statements.

MONARCHY RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended July 31, 2014	Threemonths ended July 31, 2013	Nine months ended July 31, 2014	Nine months ended July 31, 2013

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

Impairment loss on investment	80,000	-	352,990	-
Loss on equity method investment		30,852		30,852
General and administrative	35,645	5,200	363,771	32,417
	115,645	36,052	716,761	63,269

OTHER EXPENSE
Loss on debt extinguishment	-	-	346,000	-
Interest expense	137,028	-	433,429	-

TOTAL OTHER EXPENSE	137,028	-	779,429	-

NET LOSS FROM OPERATIONS	$ (252,673)	$ (36,052)	$ (1,496,190)	$ (63,269)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.38)	$ (0.10)	$ (2.47)	$ (0.20)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	661,540	362,500	605,130	318,230

The accompanying notes are an integral part of these condensed financial statements.

MONARCHY RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended July 31, 2014	Nine months ended July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,496,190)	$ (63,269)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment	346,000	-
Impairment loss on investment	352,990	-
Loss on equity method investment	-	30,852
Debt discount amortization	411,185	-
Purchase of property for shares	-	30,000
Changes in operating assets and liabilities:
Prepaid expense	180,500	2,250
Accrued interest	16,243	-
Accounts payable and accrued expenses	20,488	3,897

Net cash used in operating activities	(168,784)	3,730

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in New World Metals	(352,990)	(780,000)
Net cash used in investing activities	(352,990)	(780,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	5,187
Payments on promissory notes	(50,000)
Proceeds from promissory notes	471,804	750,000

Net cash provided by financing activities	421,804	755,187

Net decrease in cash	(99,970)	(21,083)

Cash at beginning of period	99,970	21,083

CASHAT END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for investment	$ 75,000	$ -
Common stock issued to extinguish debt	$ 1,096,000	$ -

The accompanying notes are an integral part of these condensed financial statements

MONARCHY RESOURCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2014
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

The interim financial statements for the three and nine months ended July 31, 2014 and 2013are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended October 31, 2013, as filed with the SEC.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of July 31, 2014 and 2013, there were 49,680,400 (from convertible debt) and 0 potential common shares.
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

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings. As of July 31, 2014 and 2013, the Company recorded impairment losses on the New World investment of $352,990 and $0, respectively. During the nine month period ended July 31, 2013, the Company recorded a loss on its equity method investment of $30,852.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

4.              INVESTMENT IN NEW WORLD MINERALS S.A. de C.V.

                 On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 100,000 shares (10,000,000 pre-reverse split) of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto. The shares of the Company were valued at $.285, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 50,000 shares (5,000,000 pre-reverse split) and agreeing to pay $750,000 to three separate owners of New World. The shares of the Company were valued at $.285 per pre-rollback share, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method. The Company’s share of the losses of New World for the nine month period ended July 31, 2014 was $0 (for the year ended October 31, 2013 - $30,852).

                 On January 15, 2014, the Company converted the $750,000 commitment to New World into 200,000 shares (20,000,000 pre-reverse split) of the Company, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

5.              SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The two previous Directors have acquired 12.5% of the common stock issued and have made advances to the Company of $40,326, as of July 31, 2014. The advances are non-interest bearing, unsecured and payable on demand.

6.              PROMISSORY NOTES PAYABLE

The Company has entered into the following promissory note agreements:

Promissory Note	Rate	Date of Agreement	Repayment terms	Amount July 31, 2014	Amount October 31, 2013
1. Affiliated debt holder for services	5%	1-Aug-13	Demand, Convertible at $0.01 per share	$15,000	$75,000
2. Non related debt holder for property interest	12%	23-Aug-13	Monthly Payments of $15,000. Payout May 11, 2014	$ -	$ 50,000
3. Non related debt holder — for cash consideration	5%	1-Sep-13	Demand, Convertible at $0.01 per share	$ -	$100,000
4. Affiliated debt holder — for cash consideration	5%	23-Nov-13	Demand, Convertible at $0.01 per share	$75,000	$-
5. Affiliated debt holder — for cash consideration	5%	24-Apr-14	Demand, Convertible at $0.01 per share	$64,500	$-
6. Affiliated debt holder — for cash consideration	5%	1-May-14	Demand, Convertible at $0.01 per share	$65,705	$-
7. Affiliated debt holder — for cash consideration	5%	1-Jun-14	Demand, Convertible at $0.01 per share	$40,000	$-
8. Affiliated debt holder	5%	3-Jul-14	Demand, Convertible at $0.01 per share	$86,599	$-
				$346,804	$225,000

7.              CAPITAL STOCK

On June 19, 2013 the Company issued 100,000 (10,000,000 pre-reverse split shares) shares and on July 4, 2013, the Company issued 50,000 shares (5,000,000 pre-reverse split) to acquire 45% of the issued and outstanding shares of New World.

On August 23, 2013, the Company recorded prepaid expense of $286,000 for 10,000 shares (1,000,000 pre-reverse split) issued to its President (valued at $.285 per pre-rollback share), and the payment of $1,000 in cash, for a nine month service contract. $178,750 of this amount was amortized to general and administrative expenses for the nine months ended July 31, 2014 ($107,250 of this amount was amortized to general and administrative expense for the year ended October 31, 2013).

On October 24, 2013, the Company issued 1,400 shares (140,000 pre-reverse split) for cash of $39,900.

On January 15, 2014, the Company issued 200,000 shares (20,000,000 pre-reverse split) to settle the $750,000 Note Payable to New World (see Note 4).

On July 10, 2014, the Company issued 150,000 shares (15,000,000 pre-reverse split) in exchange for $150,000 of Notes Payable.

On August 20, 2014 the Company completed a reverse split of its issued shares of 1 share for every 100 shares issued as of August 20, 2014. The financial statements have been retroactively restated to reflect this reverse split.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of MonarchyResources, Inc. (“Monarchy” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Company was formed under the laws of the State of Nevada on June 16, 2010.

Our offices are located at Calleuriquenúmero 5,Colonia Fuentes de Bellavista, c.p. 33880, Hidalgodel Parral, Chihuahua, Mexicoand can be reached at (408) 879-2669.

We are an Emerging Growth Company as defined in the Jumpstart Business Startups Act.

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

From our inception June 16, 2010 through July 31, 2014, we raised $69,900 in capital as follows: (1) in private placements by issuing 300,000 shares of common stock (30,000,000 pre-reverse splitshares) at the price of $0.001 per pre-reverse split share to our two directors at the time, and (2)  by issuing 1,400 shares (140,000 pre-reverse splitshares) in exchange for $39,900.  Subsequent to July 31, 2014, we have raised no further funds other than the advances from our directors and affiliates.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with the owners of New World Metals S.A.P.I. de C.V. (“New World”) Under the terms of the SPA, the Company issued 100,000 (10,000,000 pre-reverse split) shares of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. New World is a mining  operator in the Chihuahua region of Mexico which owns three working mines; Morelos, La Luna, and Peneto. The shares of the Company were valued at $.285 per pre-reverse split share, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 50,000 shares (5,000,000 pre-reverse splitshares) and agreeing to pay $750,000 to three separate owners of New World. The shares of the Company were valued at $.285 per pre-reverse split share, which was the price of the shares sold to a third party under a stock subscription agreement in May 2013. The Company is accounting for this investment using the equity method. The Company’s share of the losses of New World for the nine month period ended July 31, 2014 was $174,213 (for the year ended October 31, 2013 the loss was $65,167).

On January 15, 2014, the Company converted the $750,000 commitment to 200,000 shares (20,000,000 pre-reverse split shares) of the Company, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

On May 15, 2014, the Company converted $120,000 of its promissory notes to 120,000 shares (12,000,000 pre-reverse splitshares) of the Company.

On July 10, 2014, the Company converted $150,000 of its promissory notes to 150,000 shares (15,000,000 pre-reverse splitshares) of the Company

We have no full-time employees other than our management who devote time to our operations.   For example, our President, Timothy Ferguson spends approximately 35 hours each month.   As our Company develops he will both devote more time to our operations.

While our officer and director is not director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Foreign Currency and Exchange Rates
Our mineral property is located in the Republic of Philippines.The cost expressed in the geological report on La Carlota is expressed in the local currency, Philippine Pesos (“PHP”).Our investment in New World Minerals S.A.P.I de C.V. is located in Mexico.

DESCRIPTION OF THE PROPERTY

La Carlota Mineral Claim
Our La Carlota mineral claim is a 97.3 hectare parcel located in the Republic of the Philippines.
La Carlota Gold Claim can be identified in the Philippines by the following information:

We are presently in the Explorationstage and there is no assurance that mineralized material with any commercial value exits on either of our properties.
We do not have any ore body and have not generated any revenues from our operations.  We have placed our proposed exploration program on hold in order to concentrate fully on participating in the development of the three mineral properties held by New World Metals.

Investment in New World Minerals S.A. P.I de C.V.

New World owns three working mines; Morelos, La Luna, and Peneto located inChihuahua, Mexico. The Company is a 45% shareholder in New World.

In Mexico, we have a 45% interest in New World Metals SAPI (“New World”) which directly owns three working mines; Morelos, La Luna, and Peneto located in Chihuahua, Mexico. The Company is a 45% shareholder in New World. The Company, in addition to the issuance of shares,must make anadditional investment of $750,000 of which $402,990 has been invested as of July 31, 2014. Consequently, the Company, until it completes its investment of $750,000, is at risk of losing a prorated interest in New World.

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
Additional Mine details:
Name of Property	Peneto, Title number: T194641
Location and access	Santa Barbara, Chihuahua, access by 6km of well-traveled dirt road
Description / History	Mine in production since 1990, but only explored to the fourth level
Minerals Types	Gold & Silver
Stock Pile Size	500 Tons
Acreage	20 Hectares
Avg Assay Results	11 Grams Gold, 170 Grams Silver
Bulk Sampling Rate	15 Tons per day

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

ESTADO DE CHIHUAHUA
PROYECTOS MINEROS
ESCALA 1:1,000,000
FEBRERO 2013
ESTADOS UNIDOS DE AMERICA
MINA EL SABINAL
LA MORITA
TERREROS CASAS GRANDES 1
TERREROS CASAS GRANDES 2
ESTADOS UNIDOS DE AMERICA
SONORA
RIO BRAVO
COAHUILA
PARRAL ZONE
NONOAVA
MARIA
ZONE BATOPILAS
ESPERANZA 1,2,3,4
Y LA NORIA
JALES
MINAS NUEVAS
JUANITA
STOCK PILE
LA LEONA
LA AURORA
PENETO Y TIMON 2
CERROS COLORADOS
LA LUNA Y EL RAYO
SANTO NIÑO
SINALOA
DURANGO
ZONE GUADALUPE
Y CALVO 1,2
GEOEXPLORACIONES
Miguel Angel Jaramillo T.
ING. GEOLOGO

Balance Sheet as of July 31, 2014

Total cash as of July 31, 2014 was $nil

Our working capital was derived solely from capital stock and promissory notes.In addition, the previous directors have made advances to the Company of $40,326.  No revenue was generated during these periods.

Total stockholders’ deficiencyas of July 31, 2014, was $653,804. Our issued and outstanding shares as of July 31, 2014, were 811,540 common shares.

The ninemonthsended July 31, 2014compared to the ninemonths endedJuly 31, 2013.
We have incurred an accumulated deficit of $7,115,559 as of July 31, 2014.  An analysis of the changes in expenses for theninemonths ended July 31, 2014compared toJuly 31, 2013 is as follows:

	Nine months ended 31-Jul-14	Nine months ended 31-Jul-13	Difference	Explanation
Impairment loss on Investment	352,990	30,852	322,138	Due to lack of forecasted cash flows, the Company has determined this investment is impaired.
Loss on Debt Extinguishment	346,000	-	346,000	A loss was generated when stock was issued to settle the note payable with New World.
Postage and delivery	4,740	186	4,554	Private placement costs
Printing and reproduction	3,200	-	3,200	Private placement costs
Bank Charges	489	-	489
Director Fees	120,595	-	120,595	Director fees paid and accrued.
Management fees	12,000	-	12,000	Fees paid to President
Rent	3,000	-	3,000
Audit and Accounting	25,500	9,660	15,840	Increased activity
Consulting Fees	135,259	-	135,259	Consultants’ expense related to mining activity.
Impairment on Receivable	-	-	-
Filing fees	5,674	22,570	(16,896)	Change of transfer agents in 2013
Transfer Agent	3,164	-	3,164
Legal	36,051	-	36,051	Increased activity with loans and promissory notes
Travel	14,099	-	14,099	Travel to Mexico
Interest Expense	433,429	-	433,429	Stated interest and debt discount amortization.
Total	$ 1,496,190	$ 63,268	$ 1,432,922

The three months ended July 31, 2014 compared to the three months endedJuly 31, 2013.
We incurred accumulated net losses since inception of $7,029,040.  An analysis of the changes in expenses for the ninemonths ended July 31, 2014 compared to July 31, 2013 is as follows:

	Three months ended	Three months ended
	31-Jul-14	31-Jul-13	Difference	Explanation
Impairment loss on Investment	$ 80,000	30,852	$ 49,148	Due to lack of forecasted cash flows, the Company has determined this investment is impaired.
Management, Director and Consulting	$ 15,000	-	15,000
Audit and Accounting	$ 2,500	2,600	(100)
Bank Charges	$ 245	-	245
Filing fees	$ 424	2,600	(2,176)	Increased filing requirements
Legal	$ 9,176	-	9,176	Increased activity with loans and promissory notes
Postage and Delivery	$ 1,029	-	1,029
Rent	$ 1,500	-	1,500
Travel	$ 4,099	-	4,099	Travel to Mexico
Transfer Agent	$ 1,672	-	1,672	Issue of shares
Interest Expense	$ 137,028	-	137,028	Interest on convertible debt
Total	$ 252,673	$ 36,052	$ 216,621

As of July 31, 2014, we had cash of $0, accounts payable of $89,364, promissory notes and accrued interest of $524,114, representing a working capital deficit of $653,804.  Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 30,000
Edgarizing and XBRL filings	(ii)	5,000
Development costs — New World Metals	(iii)	347,000
Miscellaneous	(iv)	100,000
Promissory notes	(v)	497,000
Accounts payable and accrued expenses	(vi)	145,000
		1,124,000
Less: cash on hand as at July 31, 2014		-
Estimate of additional cash requirements over the next twelve months		$1,124,000

(i) Accounting and audit
Relates to fees in connection with the preparation of quarterly and annual financial statements and filings on Forms 10-K and 10-Q
(ii) Edgarizing
With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.
(iii)   Development Costs - Mexico
We were to have invested $750,000 in New World by July 3, 2014. To date we have only invested $403,000. The Company is currently at risk of losing its investment in New World.
(iv)   Miscellaneous
We must have a minimum of $100,000 to pay for consultants, offices, travel and other related items.
(v)   Promissory Notes
The notes are to third parties and are due on demand.
(vi)  Accounts payable — unrelated parties
Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of the date of this Form 10-Q, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Trends

From our date of inception we have been aExplorationcompany which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 24.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2014(the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.
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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2014fairly present our financial condition, results of operations and cash flows in all material respects
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

There are no legal proceedings to which Monarchyis a party or to which the La CarlotaClaim or New World Metals S.A.P.I. de C.V. is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Risks Associated with our Company and our Industry

We are governed by only one person which may lead to faulty corporate governance.

We have one executive officer who makes all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  None compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest.

Our executive officers have other business interests meaning they are unable to work full time for our Company.  This might eventually led to business failure.  Our President spends approximately 35 hours a month on the affairs of the Company.As our Company commences further exploration programs management will have to spend more time on the affairs of the Company.  Unforeseen events may cause this amount of time to become even less.  Our officers may also have conflicts of interest as a result of their relationships with the companies they currently are involved with.

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

We are a recently incorporated company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are an Exploration Companyand have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception,  we have accumulated losses of $7,115,559. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. For instance we require $347,000 immediately to retain our ownership of New World. Should we not raise this $347,000, we risk losing our investment in New World. Currently, we have very limited resources and have already accumulated a net loss. Without operations, we will make no money which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on La Carlota Gold Claim to determine if any ore reserves are present.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31,2013 except that on January 15, 2014, we issued 200,000 (20,000,000 pre-reverse split) shares to satisfy a debt of $750,000 and on May 15, 2014 $150,000 of convertible notes were converted into 150,000 (15,000,000 pre-reverse split) shares of the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5.      OTHER INFORMATION

On September 3, 2014, Mr. Jose Perez, appointed Mr. Timothy J. Ferguson and Mr. Ambrocio Lainez-Morales as directors to fill the vacancies on the Board of Directors of the Company.  The Board of Directors of the Company now consists of Mr. Jose Perez, Mr. Timothy J. Ferguson, and Mr. Ambrocio Lainez-Morales.  Mr. Timothy Fergusonwas appointed as the sole officer of the Company on September 18, 2014.

Mr. Timothy J. Ferguson, aged 51, has been the Owner and President of North By Northwest Ventures Inc., a private Canadian company that is an industry leader in commercial and residential landscape construction working throughout the Greater Vancouver Region and British Columbia for over 19 years.  Mr. Ferguson has 25 years of experience in landscaping, land reclamation and environmental mitigation projects.  Over this period, Mr. Ferguson has worked with major mining companies, governmental and private developers, and been closely involved in the design, estimating and operational aspects of these projects. Mr. Ferguson attended the British Columbia Institute of Technology where he became certified as a BioScience Technician.  He is also a certified horticultural technician in Canada.

Mr. Ambrocio Lainez-Morales, aged 49, is a certified Journeyman Horticultural Landscaper.  For the past 18 years, he has worked full-time for North By Northwest Ventures Inc. with Mr. Ferguson.  Mr. Lainez-Morales has served in almost every capacity in the company, beginning as a labourer, through to a site superintendent.  Currently, Mr. Lainez-Morales’ primary role in this company is Construction Superintendent, where he is responsible for ensuring projects are completed professionally and accurately.  Mr. Lainez-Morales also speaks fluent Spanish.

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

MONARCHY RESOURCES,INC.
(Registrant)

Date: September 22, 2014	// “Timothy J. Ferguson”
TIMOTHY J. FERGUSON Chief Executive Officer, Chief Financial Officer, President and Director

Date: September 22, 2014	// “Jose Perez”
JOSE PEREZ Director

Date: September 22, 2014	// “Ambrocio Lainez-Morales”
AMBROCIO LAINEZ-MORALES Director

Exhibit 31.1   The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))

I, Timothy Ferguson, certify that:

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

Dated: September 22, 2014

// “Timothy Ferguson”
TIMOTHY FERGUSON Chief Executive Officer, President and Director

Exhibit 31.2    The certification required by Rule 13a-14a (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17CFR 240. 15d-14(a))
I, Timothy Ferguson, certify that:

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

Dated: September 22, 2014

// “Timothy Ferguson”
TIMOTHY FERGUSON Chief Financial Officer and Secretary

Exhibit 32.1
CERTIFICATE PURSUANT TO
    18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources, Inc.(the “Company”) for the nine months ended July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Guilfred Colcol Casimiro, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:(the “Company”) for the nine months ended July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Timothy Ferguson, Chief Executive Officer, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 22, 2014

// “Timothy Ferguson”
TIMOTHY FERGUSON Chief Executive Officer, President and Director Exhibit 32.2
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the “Report”) on the Form 10-Q of Monarchy Resources,Inc.(the “Company”) for the nine months ended July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Marc Andrew Mercado, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:(the “Company”) for the nine months ended July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof, I, Timothy Ferguson, Chief Accounting Officer, Chief Financial Officer and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1.The Quarterly Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2.The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: September 22, 2014

// “Timothy Ferguson”
TIMOTHY FERGUSON Chief Financial Officer and Secretary