Form 10-K
period 2014-10-31
Monarchy Resources, Inc.
filed 2015-02-17
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-172825

MONARCHY VENTURES, INC.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  X . No      .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $53,495,980 as of February 12, 2014, at a price of $1.03 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 12, 2015, the Registrant had 51,937,845 shares of common stock outstanding.

MONARCHY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED OCTOBER 31, 2014

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

•

our initial attempt at exploring a mineral claim which might not have any reserves thereon;

•

our ability to successfully identify any future mineral properties of merit;

•

our ability to attract personnel who have experience in the mining industry;

•

our ability to complete in the mining industry with both big and small mining companies;

•

our ability to raise additional capital to finance our exploration programs; and

•

our ability to manage our future growth.

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

We were incorporated in the State of Nevada on June 16, 2010 under the name “Monarchy Resources, Inc.” in order to seek out and acquire mineral properties. With strong gold prices at the present time they were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

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

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17% to 45% by issuing 5,000,000 shares at $1.00 per share and investing $750,000 in New World. The 5,000,000 shares were issued on May 9, 2013. The $750,000 was to be invested in New World over the following year.

On January 15, 2014, the Company converted the $750,000 commitment to New World into 20 0,000 shares  (20,000,000 pre- reverse split )  of the Company , and on January 17, 2014 these shares were issued. As the fair value of these shares was $ 1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014 ), the Company recorded a loss on debt extinguishment of $ 346 ,000 in the statement of operations.

On August 5, 2014, the Company completed a merger with Budbay Inc. a wholly owned subsidiary incorporated in the State of Nevada. This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The company applied to FINRA for approval of the merger together with a 1 for 100 reverse stock split. The merger and reverse stock split was approved by FINRA on August 19, 2014 and became effective on August 20, 2014.

On October 12, 2014, at a special meeting of the board of directors of the Company, the Company resolved to enter into, execute, and close a share exchange agreement to acquire 100% of the outstanding shares of The Spud Shack Fry Company Ltd., an operating British Columbia based restaurant company (“Spud Shack”).  Under the terms of the Agreement, the Company acquired 100% of Spud Shack in exchange for the issuance of 90,000,000 restricted common shares of the Company at a deemed price of $0.01 per share for a total acquisition cost of $900,000. The Agreement was closed on Friday, October 17, 2014.

On November 18, 2014, the Company completed a merger with Monarchy Ventures Inc., a wholly owned subsidiary incorporated in the State of Nevada. This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The company applied to FINRA for approval of the merger together with a corporate name change to “Monarchy Ventures Inc.” and a 1 for 3 reverse stock split. The merger, corporate name change and reverse stock split were approved by FINRA on November 20, 2014, and became effective on November 24, 2014.

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

Risks Associated with our Company and our Industry

We are governed by only one executive officer, Tim Ferguson, which may lead to faulty corporate governance.

We have two directors but only one executive officer who makes all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors’ approval.  This may lead to ineffective disclosure and accounting controls.  Non-compliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

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

Our executive officers have other business interests and our President is unable to work full time for our Company.  This might eventually led to business failure.  He plans to devote only 40 hours per month at this time to our affairs which may lead to sporadic exploration activities and periodic interruptions of business operations.  Unforeseen events may cause this amount of time to become even less.  Our officer may also have conflicts of interest as a result of these relationships with the companies they currently work for.

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

Gold prices change on a world market beyond our control.  A drop in price would adversely affect our ability to generate a profit.  All our revenues would be derived from the sale of gold and possibly other precious metals.  Changes in the price of gold thus may affect profitability and impede us from being able to afford to continue operations.  Gold prices historically have fluctuated widely; price tends to be linked to a number of factors beyond our control such as: various macroeconomic factors (terrorism, political and regional events that may include such, confidence in the global monetary system, rate of inflation expectations, interest rates, US dollar and certain other currency strength); speculative or hedging activities; forward sales by producers, speculators and other holders; central bank lending; sales and purchases of gold; industrial and jewelry demand; and the current supply and demand.  These things are impossible for us to predict.  Per ounce, gold has been $384 (1995), $279 (2000), $420 (2005), $1,120 (2010), $1,834 (2011), $1,755 (2012), $1,200 (2013), $1,200 (2014) London PM Fix Price for instance. This volatility may favor operations now but should the price drop unexpectedly some or all exploration activities may become economically unfeasible in the future.

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

Mexico:

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
CD. JUAREZ
MINA EL SABINAL
LA MORITA
TERRENOS CASAS GRANDES 1
TERRENOS CASAS GRANDES 2
ESTADOS UNIDOS DE AMERICA
SONORA
RIO BRAVO
COAHUILA
PARRAL ZONE
NONOAVA
MARIA
ZONE BATOPILAS
ESPERANZA 1,2,3,4
Y LA NORIA
JALES
MINAS NUEVAS
JUANITA
STOCK PILE
LA LEONA
LA AURORA
PENETO Y TIMON 2
CERROS COLORADOS
LA LUNA Y EL RAYO
SANTO NIÑO
DURANGO
SINALOA
ZONE GUADALUPE
Y CALVO 1,2
GeoExploraciones
Miguel Angel Jaramillo T.
ING. GEÓLOGO

Philippines:

In the Philippines we have a single mineral claim, La Carlota. The title indicates that the Company owns the property outright.

The La Carlota Gold Claim was acquired on June 30, 2010. The Company has a Gold Claim on a 97.3 Hectare area can be identified in the Philippines by the following information:

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

The Budget

	Philippine	United States
Phase I (Completed)	Currency	Currency

Geological mapping including air photo	315,268	$7,198
Geophysical surveying	291,500	6,655

Total Phase I	606,768	13,853

Phase II

Geochemical surveying with surface mapping including grab and soil samples	1,192,961	27,237

Total Phases I and II	1,799,729	$41,090

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

Other Mineral Properties

We have not yet considered any other mineral properties until such time as we have at least raised additional funds to fully develop the Mexican claims.

Employees

As of February 12, 2015, our Company did not have any employees either part time or full time other than its director and officer. Meanwhile, its investment New World has over 10 full time employees in Mexico at its three mine sites.

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

HOLDERS OF OUR COMMON STOCK

As of February 12, 2014, there were 31 registered holders of record of our common stock.

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

Since most of business activity is related to our Investment in New World Metals SAPI and its three small active mines, our focus has been primarily to raise additional funds for further development of the Mexican properties. As of October 31, 2014, we had working capital of $3,313 (2013, -$762,825).

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

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Liquidity and Capital Resources

Our capital commitments for the next twelve months consist of expenses of general and administration and of raising additional funds for New World. :

Estimated expenses	Amount	Purpose

Accounting	$10,000	Preparation of various quarterly and year-end financial statements
Independent accountants	10,000	Review of various quarterly financial statements and examination of the year-end financial statements
Filing fees	350	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Office supplies, delivery and photocopy charges
Transfer agent’s fees	1,000	Annual fee and miscellaneous expenses

Estimated expenses	$22,350

We recognize that additional capital will be required during the next twelve months. Should we be unable to raise additional capital from other sources such as bank financing with guarantees from our directors or a private placement of our common shares from Treasury, our directors and officers are committed to advance Monarchy whatever funds are required to enable the Company to meet its cash needs over the coming year in addition to the amount indicated in the following sentence.   Our previous directors advanced the funds to complete Phase I of our exploration program in the amount of approximately $14,000 and an additional $20,000 for working capital purposes.   No written agreement has been entered into between the directors and the Company regarding the above noted amount of $40,326 and any future advances.  This advance of $40,326 is on a demand basis and bears no interest similar to any future advances.   The loan is not convertible into shares of our Company. These funds were advanced to the Company prior to October 31, 2014.

If we fail to continue to finance our operation in New World we may attempt to interest other companies to undertake additional work in the Mexican mines and/or work on La Carlota through joint venture arrangement or even the sale of part of La Carlota. Neither of these avenues has been pursued as of the date of this Form 10-K.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are an exploration stage company and have not generated any revenues from our exploration activities. Further, we have generated limited revenues since our formation on June 16, 2010.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss, for the period from the inception of our business on June16, 2010 to October 31, 2014, of $24,578,692. We did not earn any revenues during the aforementioned period.

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

Our Planned Exploration Program

Mexico:

One of the Company’s goals since acquiring an interest in our Mexican mining projects is to build our own processing facility. In 2013 we placed a deposit on a 100 ton per day processing facility. The Company is looking at completing this acquisition and setting it up through 2015 to enable the company to begin processing its own ore.

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

Results of Operations

Expenses

	OCTOBER 31, 2014
IMPAIRMENT LOSS ON INVESTMENT	$17,412,207	This is the market value of the shares to acquire shares in New World Metals and Spud Shack. As there is no valuation document of New World assets, management has written down investment.
LOSS ON EQUITY METHOD INVESTMENT	92,427	This is the share of the Company’s losses incurred in New World since time of acquisition
INTEREST EXPENSE	886,940

Balance Sheet as of October 31, 2013

Total cash as of October 31, 2014, was $1,077 ($99,970 – 2013).

We also have prepaid expenses of $8,060.

Liabilities have grown to over $1,221,670 from $1,043,295. Convertible notes of $505,624 and Advances of $494,959 represent the majority of the liabilities. The Note Payable was converted to 20,000,000 shares of common stock during January 2014.

The Company currently has a working capital surplus of $3,313 (2013: -$762,825)

Trends

From our date of inception we have been an exploration company which has produced no revenue and maybe will not be able to produce revenue.  To the knowledge of management we are unaware of any trends or past and future events which will have a material effect upon our Company, its income and business, both in the long and short term.   Please refer to our assessment of Risk Factors as noted on page 6.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2014 have been prepared under the provisions of Rule 3-11.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

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

Our officers and directors and their respective ages and positions as of October 31, 2013 were as follows:

Name and address	Age	Position(s)
Tim Ferguson (1)
Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880
Hidalgo del Parral, Chihuahua, Mexico	51	Chief Executive Officer, President and Director

Ambrocio Lainez-Morales
Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880
Hidalgo del Parral, Chihuahua, Mexico	49	Director

(1)

Member of the audit committee

Tim Ferguson was appointed to the Board of Directors on September 3, 2014 and was appointed as Chief Executive Officer, President, and Chief Financial Officer on September 18, 2014 by a Resolution of the Board of Directors.

Ambrocio Lainez-Morales was appointed to the Board of Directors on September 3, 2014.

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

Family Relationships

Our President and our Chief Financial Officer and Secretary Treasurer are one person, Tim Ferguson.  Mr. Ferguson and Mr. Lainez-Morales are not related.

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

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors or executive officers:

(i)

engaging in any type of business practice; or

(ii)

engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

Which was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

or found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Our audit committee is comprised of Tim Ferguson, our President and Chairman of the Audit Committee, who is not independent. Tim Ferguson can be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Tim Ferguson, Chairman of the Audit Committee, is considering engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the Committee meets to review the Company’s financial statements.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Tim Ferguson
CEO, President, CFO and Sec-Treas	None	None	None
Danny Close
Majority Shareholder	None	None	None
Ambrocio Lainez-Morales
CEO and President	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay monetary compensation to our directors in 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	Tim Ferguson	18,166,167 (Direct)	27.5%

Common Stock	Danny Close	12,000,000 (Direct)	18.1%

Common Stock	All Directors and Officers as a Group (1 people)	18,166,167 (Direct)	27.5%

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2014.  As of October 31, 2014, there were 66,140,000 shares of our common stock issued and outstanding.

Holders of Common shares

As of the date of this Form 10-K the Company had 31 of shareholders including the officers and directors.  The number of shares held by the officers and directors are 18,166,167 common shares.

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

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Monarchy. The number of shares presently subject to Rule 144 is 30,294,671 shares. The share certificate has the appropriate legend affixed thereto. Presently, under Rule 144, the number of shares which could be sold, if an application is made, is Nil shares.  There are no shares being offered pursuant to an employee benefit plan or dividend reinvestment plan. In addition, there are no outstanding options or warrants to purchase common shares or shares convertible into common shares of Monarchy.

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

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 51,937,845 shares are presently issued.

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

1.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows:

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

CORPORATE GOVERNANCE

Director Independence

Tim Ferguson is not independent within the meaning of Section 5605 of NASDAQ.

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Tim Ferguson who is not independent.  Further, Tim Ferguson can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  It is our intention to seek a financial expert but with limited funds to date we might not be able to in the near future.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Any of our promoters; and

•

Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

Directors’ Independence

Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  As Tim Ferguson is our executive officers and directors, we have determined that Tim Ferguson is not an independent director as defined under NASDAQ Rule 4200(a)(15).

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

		Year Ended October 31, 2014		Year Ended October 31, 2013
Audit Fees		$4,400		$4,900
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$4,400		$4,900

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Assignment Agreement dated June 10, 2010 between Rodelio Mining Ltd. and Monarchy Resources, Inc. (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101	INS XBRL Instant Document (*)
101	SCH XBRL Taxonomy Extension Schema Document (*)
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)
101	LAB XRBL Taxonomy Label Linkbase Document (*)
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)
101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

(1)

Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

(*) Filed herein

FINANCIAL STATEMENTS SCHEDULES

F-2	Balance Sheets as at October 31, 2014 and 2013;

F-3	Statements of Operations for the years ended October 31, 2014 and 2013, and for the period from June 16, 2010 (date of inception) to October 31, 2014;

F-4	Statement of Stockholders’ Deficiency for the period from June 16, 2010 (date of inception) October 31,2014;

F-5	Statements of Cash Flows for the years ended October 31, 2013 and 2012 and for the period from June 16, 2010 (date of inception) to October 31, 2014

F-6	Notes to Financial Statements.

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

BALANCE SHEETS

	October 31, 2014	October 31, 2013

ASSETS
CURRENT ASSETS
Cash	$1,077	$99,970
Prepaid expense	8,060	180,500

Total Current Assets	9,137	280,470

LONG TERM ASSETS
Investments	900,000	-
Equipment & Leasehold Improvements	314,593	-
Software	1,253	-

Total Long Term Assets	1,215,846	-

TOTAL ASSETS	$1,224,983	$280,470

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$221,083	$77,969
Advances from related parties (Note 5)	494,959	40,326
Convertible notes payable	505,624	175,000
Notes payable	-	750,000

Total current liabilities	1,221,670	1,043,295

TOTAL LIABILITIES	1,221,670	1,043,295

STOCKHOLDERS’ DEFICIENCY

Common stock
300,000,000 shares authorized, at $0.001 par value;30,437,187 shares issued and outstanding as at October 31, 2014 (153,847 as at October 31, 2013) (Note 7)	30,437	154
Additional paid in capital	24,551,568	4,804,746
Deficit accumulated during the exploration stage	(24,578,692)	(5,567,725)

Total Stockholders’ Deficiency	3,313	(762,825)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,224,983	$280,470

The accompanying notes are an integral part of these financial statements.

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended October 31, 2014	Year ended October 31, 2013	From June 16, 2010 (date of inception) to October 31, 2014
REVENUE
Net Sales	$126,328	$-	$126,328
Cost of Goods Sold	51,994	-	51,994
TOTAL REVENUE	74,334	-	74,334

EXPENSES
Exploration costs	-	-	14,000
Impairment loss on mineral claim acquisition	-	-	5,000
Impairment loss on receivable		60,000	60,000
Impairment loss on investment	17,412,207	4,959,833	22,372,040
Payroll	52,551	-	52,551
General and administrative	430,596	253,846	710,228
TOTAL OPERATING EXPENSES	(17,895,354)	(5,273,679)	(23,213,819)
OTHER INCOME (EXPENSE):
Loss on Equity Method Investment	(92,427)	(65,167)	(157,594)
Interest Expense	(886,940)	(184,093)	(1,071,033)
TOTAL OTHER INCOME (EXPENSE)	(979,367)	(249,260)	(1,228,627)
NET LOSS	$(18,800,387)	$(5,522,939)	$(24,368,112)
NET LOSS PER COMMON SHARE

Basic and diluted	$(20.05)	$(35.90)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	936,486	153,847

The accompanying notes are an integral part of these financial statements.

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the period June 16, 2010 (date of inception) to October 31, 2014

	Common Stock		Additional Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
Balance June 10, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash	100,000	100	29,900	-	30,000
Net Loss for period ended October 31, 2010	-	-	-	(6,014)	(6,014)
Balance as of October 31, 2010	100,000	100	29,900	(6,014)	23,986
Net loss for the year ended October 31, 2011	-	-	-	(24,560)	(24,560)
Balance as of October 31, 2011	100,000	100	29,900	(30,574)	(574)
Net loss for the year ended October 31, 2012	-	-	-	(14,212)	(14,212)
Balance as of October 31, 2012	100,000	100	29,900	(44,786)	(14,786)
Issuance of common shares for cash	467	0	39,900	-	39,900
Issuance of common shares for investment	50,000	50	4,274,950	-	4,275,000
Issuance of common shares for services	3,333	3	284,997	-	285,000
Beneficial conversion features from convertible debt	-	-	175,000	-	175,000
Net loss for the year ended October 31, 2013	-	-	-	(5,522,939)	(5,522,939)
Balance as of October 31, 2013	153,800	154	4,804,746	(5,567,725)	(762,825)
Issuance of common shares for debt	283,340	283	904,717		905,000
Issuance of common shares for property	30,000,000	30,000	17,970,000	-	18,000,000
Beneficial conversion features from debt	-	-	871,855	-	871,855
Net loss for the year ended October 31, 2014	-	-	-	(18,800,387)	(18,800,387)
Balance as of October 31, 2013	30,437,140	$30,437	$24,551,318	$(24,368,112)	$213,643

The accompanying notes are an integral part of these financial statements.

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended October 31, 2014 and 2013 and for the period June 16, 2010 (date of inception) to October 31, 2014

	Year ended October 31, 2014	Year ended October 31, 2013	From June 16, 2010 (date of inception) to October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,800,387	$(14,212)	$(24,368,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity method investment	92,427	65,167	157,594
Expenses paid by third party	-	15,000	15,000
Debt discount amortization	871,855	175,000	1,046,855
Impairment loss on mineral claim	-	-	5,000
Impairment loss on investment	17,412,207	4,959,333	22,371,540
Impairment loss on advance receivable	-	60,000	60,000
Changes in operating assets and liabilities:
Prepaid expense	(180,500)	109,750	(182,250)
Advance receivable	-	(60,000	1,757
Accounts payable and accrued expenses	41,910	72,053	110,876
Net cash used in operating activities	(542,660)	(126,636)	(707,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	39,990	69,900
Advances from related parties	700	20,623	56,026
Proceeds from promissory notes	441,990	160,000	601,990
Payments to related parties	-	15,000	(15,000)
Net cash provided by financing activities	442,690	205,523	712,916
Net (decrease) increase in cash	98,893	78,887	$98,893

Cash at beginning of period	99,970	21,083	99,970

CASH AT END OF PERIOD	$1,077	$99,970	$1,077

The accompanying notes are an integral part of these financial statements.

MONARCHY RESOURCES, INC.

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

1. ORGANIZATION

The Company, Monarchy Resources, Inc., was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the production stage and is considered to be in the exploration stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. As of October 31, 2014 and 2013, no such common equivalent shares were excluded from net income (loss) per share.

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

Year Ended	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2010	$6,014	2030	$2,045	$(2,045)	-
2011	24,560	2031	8,350	(8,350)	-
2012	14,212	2032	4,832	(4,832)	-
2013	5,522,939	2033	1,877,767	(1,877,767)	-
2014	24,368,112	2034	8,285,158	(8,285,158)	-

As of October 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended October 31, 2014, and 2013 and no interest or penalties have been accrued as of October 31, 2014 and 2013. As of October 30, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the year ended October 31, 2014, related parties made advances of $494,959 to the Company.

The two previous Directors have made advances to the Company of $40,326, as of October 31, 2014. The advances are non-interest bearing, unsecured and payable on demand.

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

On October 24, 2013, the Company issued 140,000 shares for cash of $39,900.

In 2014, the Company issued 30,283,340 shares for debt and property.

6. Promissory Notes

The Company has entered into three promissory notes during the years ended October 31, 2014 and 2013:

Date of Promissory Note	Amount of Promissory Note	Term of Promissory Note	Interest Rate of Promissory Note	Conversion Rate
July 4, 2013	$750,000	July 31, 2014	3%	N/A
August 1, 2013	$75,000	Demand	5%	$0.01
September 1, 2013	$100,000	Demand	5%	$0.01
January 15, 2014	330,624	Demand	5%	$0.001

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

If converted into common shares, the amount of shares to be issued would be 347,500,000 common shares. The amount of accrued interest payable of these notes was $9,093 as of October 31, 2013 and $28,000 as of October 31, 2014.

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

8. SUBSEQUENT EVENTS

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

By: /s/ TIM FERGUSON

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By: /s/ TIM FERGUSON

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: February 17, 2013