Form 10-K/A
period 2014-10-31
MONARCHY VENTURES INC
filed 2015-05-07
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment no. 1

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-172825

Monarchy Ventures Inc
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

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes  X   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes       No  X

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 1, 2015:   $27,841,341.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   As of May 1, 2015, the Registrant had 56,937,187 shares of common stock outstanding.

MONARCHY VENTURES, INC.

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

We have spent significant funds on the three working mines; Morelos, La Luna, and Peneto since their acquisition. We have not yet undertaken sufficient exploration work on our mineral claim, La Carlota.  Three of our claims are located in Mexico, our other claim, La Carlota, is located in the Philippines.   We have mined the Mexican claims and hope that the mining becomes profitable, we are also hopeful that our future exploration programs on the La Carlota claim will identify mineralization which eventually can be put into commercial production.  It must be borne in mind that very few mineral claims explored are ever able to go into commercial production.   This might be the case with La Carlota.   Nevertheless, we would like to be able to generate revenue from La Carlota by selling the mineral we locate on the claim.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17% to 45% by issuing 5,000,000 shares at $1.00 per share and investing $750,000 in New World. The 5,000,000 shares were issued on May 9, 2013. The $750,000 was to be invested in New World over the following year.

On January 15, 2014, the Company converted the $750,000 commitment to New World into 200,000 shares (20,000,000 pre- reverse split) of the Company, and on January 17, 2014 these shares were issued. As the fair value of these shares was $1,096,000 (based on the quoted price of the Company’s stock on January 17, 2014), the Company recorded a loss on debt extinguishment of $346,000 in the statement of operations.

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

Our success depends substantially on the favorable image, credibility and value of the Spud Shack brand and our reputation for offering customers a higher quality, more differentiated total dining experience at a good value.

The successful operation of the Spud Shack restaurant concept is highly dependent upon Spud Shack’s ability to remain relevant to consumers and a brand they trust. We believe that we have built a strong reputation for the quality and differentiation of Spud Shack’s menu and beverage offerings as integral components of the total dining experience that customers enjoy in our restaurants. We believe that we must continue to protect, enhance and evolve the Spud Shack’s brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for the Spud Shack’s brand could significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, the value of the Spud Shack’s brand could be impaired. We may also need to evolve the Spud Shack’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability. In addition, with the increasing prevalence of food-away-from-home at fast casual restaurants, single-serve operations, quick-service restaurants and certain grocery operations, combined with the continuing pressure on consumer discretionary spending for restaurant occasions, consumers may choose less expensive alternatives to Spud Shack’s which could also negatively affect customer traffic at our restaurants.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a significant increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook®, Twitter® and Google+™ to attract and retain customers. We also are initiating a multi-year effort to implement new technology platforms that should allow us to improve our level of digital engagement with our customers and employees and thereby help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased employee engagement.

Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

Any resulting decreases in customer traffic or the average expenditure per customer will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

The above factors could also impose practical limits on our menu price increases. From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses. Although we believe that we have not experienced significant consumer resistance to our past price increases, in light of the current economic and competitive environment, we cannot provide assurance that any future menu price increases will not deter customers from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Any deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations.

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Changes in consumer buying patterns, particularly e-commerce sites, may affect our revenues, operating results and liquidity.

Our restaurant is located in a high consumer activity malls with a national chain grocery store and movie theatre. We depend in large part on a high volume of visitors to these centers to attract customers to our restaurants. E-commerce and online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls and entertainment centers. A decline in development or in visitors to these centers near our restaurants could negatively affect our sales.

If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant personnel and other factors. The opening of new restaurants can also have either an expected or an unintended effect on sales levels at existing restaurants. We cannot guarantee that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected. Our expansion plans could also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common during the next couple of years as a result of the current economic environment and tight credit markets.

We intend to open new restaurants in both established and new markets. Opening new restaurants in established markets generally provides some advantages in the form of stronger levels of initial consumer awareness, trial and usage, as well as greater leverage of certain supply chain and field supervision resources. On the other hand, there is a risk that some portion of the sales of existing restaurants in the market may transfer to newly opened restaurants in the market, resulting in negative pressure on our overall comparable restaurant sales metric. While we do not generally select locations for our new restaurants where we believe that a significant sales transfer will likely occur, some unexpected sales transfer may inadvertently occur.

New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing market. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market will typically not be familiar with the Spud Shack’s brand. We also may find it more difficult to hire, motivate and retain qualified employees in new markets. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in our existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. Sales at restaurants opened in new markets may take longer to achieve margins more typical of mature restaurants in existing markets or may never achieve these targeted margins thereby affecting our overall profitability. As we expand into new markets and geographic territories, our operating cost structures may not replicate our experience in existing markets. Because there will initially be fewer restaurants in a given market, our ability to optimally leverage our field supervision, marketing and supply chain resources will be limited for a period of time. Further, our overall new restaurant development and operating costs may increase due to more lengthy geographic distances between restaurants resulting in higher purchasing, preopening, labor, transportation and supervision costs. The performance of restaurants in new markets will often be less predictable. New restaurants may not have similar results as our existing restaurants and may not be as profitable.

Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.

Our ability to continue to successfully grow our business depends, in part, on the availability of adequate capital.  Changes in our operating plans, acceleration of our expansion plans, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our financial condition. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events in the capital or credit markets, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

The results achieved by our newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations could be adversely affected.

Our recent trends in average restaurant sales or our trends in comparable restaurant sales may not be indicative of future trends or future operating results.

Our average restaurant sales and comparable restaurant sales trends may not be indicative of future trends or future operating results. Our ability to operate our restaurant profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•

our ability to execute our business strategy effectively;

•

our ability to execute productively and efficiently within the “four walls” of the restaurant;

•

our menu development and pricing strategy;

•

our ability to continue deploying menu, beverage, capital expenditure and technological innovations that have the opportunity to increase customer visit frequency and spending per visit;

•

intrusions into our restaurant trade areas by new restaurants operated by competitors;

•

changing demographics, consumer tastes or discretionary spending;

•

our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;

•

overall brand awareness in new markets or existing markets where we may develop new restaurants;

•

maturation of the casual dining segment;

•

levels of competition in our market; and

•

general economic conditions, credit markets and consumer confidence.

Any failure to drive both short-term and long-term profitable sales growth through continued enhancements to the Spud Shack’s restaurant concept and brand, coupled with any slippage in restaurant operational execution, could result in poor financial performance. As part of our business strategy, we intend to drive profitable sales growth by increasing sales at existing restaurants and by opening new restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. If we are unable to maintain Spud Shack’s brand relevance and restaurant operational excellence to achieve sustainable comparable restaurant sales growth, we may have to consider slowing the pace of new restaurant openings. Spud Shack’s short-term sales growth could be impacted if we are unable to drive near-term growth in customer traffic, and long-term sales growth could be impacted if we fail to continue to evolve Spud Shack’s to maintain its relevance, contemporary energy and overall value and appeal to the consumer.

Adverse changes in our average restaurant revenues and comparable restaurant sales could have an adverse effect on our common stock or increase the volatility of the price of our common stock.

Our menu development and marketing programs may not be successful.

We expect to continue investing in certain menu, marketing and merchandising initiatives that are intended to attract and retain customers for our restaurants. Not all of such initiatives may prove to be successful and may thereby result in incremental expenses incurred without the benefit of higher revenues, or may result in other unfavorable economic consequences. Additionally, if our competitors were to increase their spending on menu development and marketing initiatives, or if our menu and marketing initiatives were to be less effective than those of our competitors, we could experience a material adverse effect on our results of operations.

We have experienced significant increases in the costs of certain food, labor, energy and supply items in the past, and we may be unable to successfully and sufficiently raise menu prices to offset rising costs and expenses.

In the past, we have experienced dramatic increases in prices of certain commodities necessary for our restaurant and brewery operations, including increased costs of food, commodities, minimum wage, employee benefits, insurance arrangements, construction, energy and other costs. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms up to one year in some cases, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for an entire fiscal year for many of our food commodity requirements. Additionally, we utilize menu price increases to help offset the increased cost of our commodities and other costs. However, there is no guarantee that our menu price increases will be accepted by our customers. If our costs do not stabilize, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

Generally our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities and cannot be canceled. Additional sites that we lease are likely to be subject to similar long-term non-cancelable terms. If an existing or future restaurant is not profitable and we decide to close it, we may be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs could materially adversely affect our business, financial condition or results of operations.

Our operations could be adversely affected if our suppliers are not able to continue to do business with us or are forced to alter the terms on which they do business with us.

If we are forced to find alternative suppliers for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. If any of our major suppliers or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the commodities and supplies that we require. In addition, we currently rely on one or a limited number of suppliers for certain key menu ingredients. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant customer traffic and public perceptions of us, which would be harmful to our operations.

We are dependent upon consumer trends and upon high levels of consumer traffic at the sites where our restaurant is located, and any adverse change in such consumer trends or traffic levels could adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high consumer traffic rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract customers to our restaurants. In general, such consumer trends and visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates, co-tenancies in urban, retail and mixed-use and lifestyle centers and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes could cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

Our success depends on our ability to compete effectively in the restaurant industry.

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, customer service, brand name identification, beer quality and selection, attractiveness of the facilities, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and retailers for real estate. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have substantially greater financial, marketing and other resources than we do.

Restaurant consumers are highly focused on overall value and price perception. If other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may suffer which would adversely impact our revenues and profitability. In addition, with improving product offerings at “fast-casual” restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.

We believe that we have built a favorable reputation for the quality and differentiation of our restaurant concept. We also believe that we must continue to re-invest in our core established restaurant operations to further protect and grow the overall consumer “value” of our concept so that it will continue to be relevant in the future. Any incident that erodes consumer trust in, or their attraction to, our concept could significantly reduce its value. If consumers perceive or experience any material reduction in food quality, service or ambiance, or in any way believe we materially failed to deliver a consistently positive dining experience, the consumer “value’ of our concept could suffer.

New information or attitudes regarding diet, health and the consumption of alcoholic beverages could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our results of operations. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third party suppliers.

The gross profit margin on our sales of alcoholic beverages is generally higher than our gross profit margin on sales of food items. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer or alcohol related items. If beer or alcohol consumption were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, our sales and profits could be adversely affected.

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics, could severely affect our business.

Some countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our customers. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended customers as a result of such a menu change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. We believe that our restaurants have one of the highest levels of customer traffic per square foot in the casual dining segment of the restaurant industry. Our restaurants are places where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other casual dining concepts that have lower customer traffic and that depend less on the gathering of people.

Negative publicity about us, our restaurant, other restaurants, or others across the food supply chain, or about the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our customers. In addition, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry, or to the beef, seafood, poultry or produce industries (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers. If our restaurant customers or employees become ill from food-borne illnesses, we could be forced to temporarily close the restaurant.

Our operations are susceptible to changes in our food, labor and related employee benefits and energy supplies which could adversely affect our profitability.

Our profitability depends, in part, on our ability to anticipate and effectively react to changes in food, labor, utilities and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk could increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availabilities and prices of food commodities are also influenced by increased energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and breweries, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Increases in minimum wage, health care costs and other benefit costs may have a material adverse effect on our labor costs. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

Our restaurant-level operating margins are also affected by fluctuations in the availability and cost of utilities services, such as electricity and natural gas. Interruptions in the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. In addition, weather patterns in recent years have resulted in lower than normal levels of rainfall in certain areas that could produce droughts in key states such as California, thus impacting the price of water and the corresponding prices of commodities grown in states facing drought conditions. There is no assurance that we will be able to maintain our utility and commodity costs at levels that do not have a material adverse effect on our operations.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs and quality control problems.

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to our restaurant. We also rely on independent third party brewers and many local beer distributors to provide us with beer for our restaurants. The operations of our distributors, suppliers and independent third party brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products. Additionally, under the “force majeure” provisions in most of our agreements with suppliers, certain unexpected and disruptive events may excuse a supplier from performing. If our distributors, suppliers and independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we could experience short-term product supply shortages in some or all of our restaurants and could be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, customer patronage, revenues and results of operations, could be adversely affected.

With respect to potential liability claims related to our food, beer and beverage products, we believe we have sufficient primary or excess umbrella liability insurance in place. However, this insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all claims. We generally seek contractual indemnification and insurance coverage from our key suppliers of food, beer and beverages, but this indemnification or insurance coverage is limited, as a practical matter, by the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brand, including the Spud Shack’s name in particular. While we intend to aggressively protect and defend our trademarks, service marks, trade dress, trade secrets and other intellectual property, particularly with respect to their use in our restaurant operations, they could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. While we believe that we take reasonable protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

We are required to operate in compliance with federal and local laws and regulations relating to alcoholic beverages. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, or the serving of food at our restaurants. If we are unable to maintain our existing license, our customer patronage, revenues and results of operations could be adversely affected.

Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances.

We purchase comprehensive insurance coverage, including, but not limited to, workers’ compensation, general liability, directors’ and officers’ liability, employment practices, fire and extended coverage and property insurance with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of workers’ compensation insurance, general liability insurance, property insurance and directors’ and officers’ liability insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employment practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We self-insure a substantial portion of our workers’ compensation and general liability costs, and unfavorable changes in trends could have a negative impact on our profitability. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high deductibles, may also increase at any time, thereby further increasing our costs. Additionally, health insurance costs have risen significantly over the past few years and are expected to continue to increase. These increases have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to depend on the contributions of our senior management team, both individually and as a group. Our senior executives have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could materially adversely affect our business until a suitable replacement is found. We believe that these individuals cannot easily be replaced with executives of equal experience and capabilities. Although we have employment agreements with our Chief Executive Officer and some of our senior executives, we cannot prevent them from terminating their employment with us.

Litigation, including allegations of illegal, unfair or inconsistent employment practices, could have a material adverse effect on our business.

Our business is subject to the risk of litigation by employees, customers, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which could lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

The occurrence or threat of extraordinary events, including terrorist attacks, could cause consumer spending to decline, which would adversely affect our sales and results of operations.

The occurrence or threat of extraordinary events, including future terrorist attacks and military and governmental responses and the prospect of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending could impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending could also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

Natural disasters could unfavorably affect our operations.

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes (particularly in California where our centralized operating systems and restaurant support center administrative personnel are located) could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or restaurant support center; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food, beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or the temporary reduction in the availability of certain products in our restaurants.

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, including back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. And any material failure of such technology, including but not limited to cyber-attacks, could materially adversely affect our revenues and impair our ability to efficiently operate our business.

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures including our customer loyalty and employee engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Our electronic information systems, including our back-up systems, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. The failure of any of these systems to operate effectively, any problems with their maintenance, any issues with upgrades or transitions to replacement systems, or any breaches in data security could cause material interruptions to our operations or harm to individuals in the form of identity theft or improper use of personal information. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits. Although we, with the help of third party service providers and consultants, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third party service providers use to encrypt and protect customer transaction data. A failure of such security measures could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

We outsource certain essential business processes to third party vendors that subject us to risks, including disruptions in business and increased costs.

Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit card authorization and processing, certain components of our “Spud Shack’s Premier Rewards” customer loyalty program, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards from our customers for payment in our restaurants. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen in addition to other personal information such as our customer’s names, email addresses, home addresses and phone numbers. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Additionally, any publicity related to stolen personal identification from credit and debit card information or other personal information such as our customer’s or employee names, email addresses, home addresses and phone numbers may negatively affect our sales and profitability. We also receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

Our tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts, upon final adjudication of any disputes, could have a material impact on our results of operations and financial position. The cost of complying with new tax rules, laws or regulations could be significant. Increases in federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

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

Additional Mine details:

Name of Property	Morelos, Title number: T172230
Location and access	7.4 km southeast of Inde, Durango; Mexico, 2 hour drive from Parral, accessible by highway and 6 km of well-traveled dirt road
Description / History	This mine was in full production in the 1950′s. During the 1970′s it produced high grade mineral (15 kgs. of Silver)
Acreage	21 Hectares
Minerals Types	Gold & Silver
Stock Pile Size	6,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Gr Silver 2 Gr Gold per ton
Bulk Sampling rate	40 Tons per day.
Source of power & water	Diesel generator, power line approx. 100m from property, water pumped out of mine and stored on site

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

Additional Mine details:

Name of Property	La Luna, Title number: T217204
Location and access	Matamoros, Chihuahua, 42 km south of Parral, 24 km of highway, and 18 km of well-traveled dirt road.
Description / History	This mine was in operation in the 1970′s, but only the north zone was mined and only to the third level.
Acreage	30 hectares
Minerals Types	Gold and Silver
Stock Pile Size	3,000 tons
How many Assays	Multiple
Avg. Assay Results	600 Grams Silver; 2.5 Grams Gold. The main vein shows 13 kilos Silver and 25 Grams Gold
Bulk Sampling rate	30 Tons per day
Source of power & water	Access to electrical grid power on site, water pumped out of mine and stored on site

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

Our total daily production or bulk sampling rate was a combined 85 tons per day for all three mines. Based on this daily total, and on a basis of 25 operating days per month, our bulk sampling rateis approximately 25,500 tons per year.

ESTADO DE CHIHUAHUA
PROYECTOS MINEROS

ESCALA 1:1,000,000

FEBRERO 2013

ESTADOS UNIDOS DE AMERICA
ESTADOS UNIDOS DE AMERICA
SONORA
COAHUILA
SINALOA
DURANGO
MINA EL SABINAL
LA MORITA
TERRENOS CASAS GRANDES 1
TERRENOS CASAS GRANDES 2
PARRAL ZONE
NONOAVA
MARIA
ESPERANZA 1,2,3,4
Y LA NORIA
ZONE BATOPILAS
JUANITA
JALES
MINAS NUEVAS
STOCK PILE
LA LEONA
LA AURORA
CERROS COLORADOS
SANTO NIÑO
ZONE GUADALUPE
Y CALVO 1,2

GeoExploraciones

Miguel Angel Jaramillo T.

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

Employees

As of April 26, 2015, our Company does not have any employees either part time or full time engaged in our mining business other than our director.  However, we do have 10 employees for our restaurant operation and New World has over 10 full time employees in Mexico at its three mine sites.

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

HOLDERS OF OUR COMMON STOCK

As of April 26, 2015, there were 31 registered holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.

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

We have a limited operating history and have not yet generated or realized any profits from our activities. We have commenced mining through our investment in New World Metals SAPI. We have yet to undertake any exploration activity on our Philippine property, La Carlota.  Our restaurant operation is likewise relatively new and has net to generate any profits.

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

As of October 31, 2014, we had a working capital deficit of $590,204

Despite the commitment of our director to advance us funds over the next twelve months, our future financial success will be dependent on the success of the restaurant in Canada and the mines in Mexico.

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Liquidity and Capital Resources

Our capital commitments for the next twelve months consist of expenses of general and administration and of raising additional funds for New World and the lease for Spud Shack:

Estimated expenses	Amount	Purpose

Accounting	$5,000	Preparation of various quarterly and year-end financial statements
Independent accountants	15,000	Review of various quarterly financial statements and examination of the year-end financial statements
Filing fees	350	To maintain Company in good standing in the State of Nevada
Office and miscellaneous	1,000	Office supplies, delivery and photocopy charges
Rent	23,550	10-year lease for Spud Shack
Transfer agent’s fees	1,000	Annual fee and miscellaneous expenses

Estimated expenses	$45,900

We recognize that additional capital will be required during the next twelve months. Should we be unable to raise additional capital from other sources such as bank financing with guarantees from our directors or a private placement of our common shares from Treasury, our directors and officers are committed to advance Monarchy whatever funds are required to enable the Company to meet its cash needs over the coming year in addition to the amount indicated in the following sentence.   Our directors advanced $515,669 as of October 31, 2104. This advance is on a demand basis and bears no fixed interest or repayment terms similar to any future advances.   The loan is not convertible into shares of our Company. These funds were advanced to the Company prior to October 31, 2014.

If we fail to continue to finance our operation in New World we may attempt to interest other companies to undertake additional work in the Mexican mines and/or work on La Carlota through joint venture arrangement or even the sale of part of La Carlota. Neither of these avenues has been pursued as of the date of this Form 10-K.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from our mining activities nor any profits from our restaurant operation. We cannot guarantee we will be successful in our mining activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the further mining of our properties, and possible cost overruns due to price and cost increases in services.

It must be borne in mind that to become profitable and competitive, we must invest in exploration activities on La Carlota, which could be substantial, before we can produce of any minerals we discover on our claim.   There may be no minerals of commercial value on our claim.   We will have to either have our directors and officers provide us with working capital or else find other forms of equity financing.  We can never be assured that any financing will be available as we require it and, if available, will be on the terms acceptable to us.   Without any financing we will not be able to proceed with the future exploration of La Carlota or continue mining in Mexico.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our accumulated deficit from inception through October 31, 2014 was $960,303. Our revenue for the year ended June 30, 2014 was $92,446 and for the year ended June 30, 2013 was $45,959. for the year ended June 30, 2013.  Our revenue for the four months ended October 31, 2014 was $32,162 and $16,538 for the four months ended October 31, 2013. This revenue was generated solely from our restaurant operations.  Our net losses for the same periods were (35,198), (42,262), (112,989), and (118,242) respectively. These losses are attributable to the start-up costs associated with a new business venture.

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

We have approximately 10 employees at our restaurant operating and no employess for our mining operation other than our directors and officers.

Competitive Factors

We are a small company with limited personnel and funds.   There are many other miningcompanies who have more personnel at their disposal and funds on hand to undertake substantial exploration work on claims they own.   In the market place for workers they will have advantage over us because they can offer higher salaries and longer periods of employment. This puts our Company as a disadvantage in seeking workers for future exploration work at Carlota.

Foreign Currency

Our Company will be conducting activities in Mexico and the Canada and will pay its expenses in the local currency.  Any currency fluctuation in an adverse way will increase our costs and affect our ability to generate profits from our activities.

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

Balance Sheet as of October 31, 2014

Total cash as of October 31, 2014, was $22,173 ($23,418 – June 30, 2014).

We also have prepaid expenses of $5,297.

Liabilities were at $1,151,134 as of October 31, 2014. Convertible notes of $347,775 and Due to related Parties of $526,808 represent the majority of the liabilities.

The Company currently has a working capital deficit of $590,204

Trends

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended October 31, 2014 have been prepared and audited by our independent auditor, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of October 31, 2014, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of October 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our officers and directors and their respective ages and positions as of October 31, 2014 were as follows:

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Tim Ferguson CEO, President, CFO, Secretary & Treasurer	None	None	1
Danny Close Control Person	None	None	1
Ambrocio Lainez-Morales Director	None	None	None

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay monetary compensation to our directors in 2014 however Danny Close is the manager of our restaurant operation for which he has been paid CAD 3,000 per month.

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

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (i)

Common Stock	Tim Ferguson	18,166,167 (Direct)	59.7%
Common Stock	Danny Close	12,000,000 (Direct)	39.4%
Common Stock	All Directors and Officers as a Group (1 people)	18,166,167 (Direct)	59.7%

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2014.  As of October 31, 2014, there were 30,147,187 shares of our common stock issued and outstanding.

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

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 30,437,187 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to a pro-rated share in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

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

	Year Ended October 31, 2014		Year Ended October 31, 2013
Audit Fees	$7,500		$4,900
Audit-Related Fees	$Nil	$	Nil
Tax Fees	$Nil	$	Nil
All Other Fees	$Nil	$	Nil
Total	$7,500		$4,900

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3	Corporate Charter (1)
3.1	Articles of Incorporation. (1)
3.2	Bylaws, as amended. (1)
10.1	Assignment Agreement dated June 10, 2010 between Rodelio Mining Ltd. and Monarchy Resources, Inc. (1)
14.1	Code of Ethics (1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

(1)

Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

(*)  Filed herein

FINANCIAL STATEMENTS SCHEDULES

F-1	Independent Auditor’s Report;
F-2	Balance Sheets as at October 31, 2014; June 30, 2014; and June 30, 2013;

F-3	Statements of Operations for the 4 months ended October 31, 2014 and 2013 (unaudited) and the years ended June 30, 2014 and 2013;

F-4	Statement of Stockholders’ Deficiency from June 30, 2012 through October 31,2014;

F-5	Statements of Cash Flows for the 4 months ended October 31, 2014 and 2013 (unaudited) and the years ended June 30, 2014 and 2013

F-6	Notes to Financial Statements

ITEM 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCHY VENTURES, INC.

(Registrant)

By:/s/ TIM FERGUSON

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:/s/ TIM FERGUSON

Chief Executive Officer,

President and Director

Chief Accounting Officer,

Chief Financial Officer and Director

Date: May 4, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monarchy Ventures, Inc. (Formerly Monarchy Resources, Inc.)

We have audited the accompanying consolidated balance sheets of Monarchy Ventures, Inc. (the “Company”) as at October 31, 2014, June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period ended October 31, 2014 and the years ended June 30, 2014 and 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2014, June 30, 2014 and 2013 and the results of its operations and its cash flows for the period ended October 31, 2014 and the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 4, 2015

MONARCHY VENTURES, INC.

(Formerly Monarchy Resources, Inc.)

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	October 31,	June 30,	June 30,
	2014	2014	2013
ASSETS
Current Assets
Cash or cash equivalents	$22,173	$23,418	$10,639
Inventory	6,652	7,025	5,708
Prepaid expense	5,297	6,571	11,356
Total current assets	34,122	37,014	27,704

Non-current Assets
Property and equipment	211,597	233,558	267,424

TOTAL ASSETS	$245,719	$270,572	$295,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$21,239	$20,730	$-
Accounts payable and accrued liabilities	253,641	44,081	31,818
Convertible notes payable	347,775	-	-
Current portion of deferred lease incentive	1,671	1,765	1,792
Total current liabilities	624,326	66,576	33,610

Long Term Liabilities
Deferred lease incentive	11,139	12,353	14,338
Due to related parties	515,669	481,244	423,792

TOTAL LIABILITIES	1,151,134	560,173	471,740

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value; 30,437,187 shares issued and outstanding as at October 31, 2014 (153,807 as at October 31, 2013) (Note 7)	30,437	238	238
Accumulated other comprehensive income	24,451	8,014	5,521
Accumulated deficit	(960,303)	(297,853)	(182,371)

Total stockholders’ deficiency	(905,415)	(289,601)	(176,612)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$245,719	$270,572	$295,128

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

(Formerly Monarchy Resources, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	4 months ended		Years ended
	October 31, 2014	October 31, 2013	June 30, 2014	June 30, 2013
		(unaudited)
REVENUE
Net sales	$118,216	$93,337	$345,682	$166,466
Cost of goods sold	(86,054)	(76,799)	(253,236)	(120,507)
TOTAL REVENUE	32,162	16,538	92,446	45,959

EXPENSES
Depreciation	11,625	14,201	41,340	26,666
General and administrative	19,634	16,520	53,886	45,365
Management wages	12,306	11,562	38,104	37,450
Professional fees	19,385	-	10,548	8,233
Rent	20,847	15,300	64,050	52,008
TOTAL OPERATING EXPENSES	83,797	57,583	207,928	169,722
NET LOSS FROM OPERATIONS	(51,635)	(41,045)	(115,482)	(123,763)
OTHER COMPREHENSIVE INCOME (EXPENSE)
Foreign exchange gain (loss)	16,437	(1,217)	2,493	5,521

COMPREHENSIVE LOSS	$(35,198)	$(42,262)	$(112,989)	$(118,242)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.002)	$(164)	$(462)	$(495)
COMPREHENSIVE LOSS PER COMMON SHARE
Basic and diluted	$(0.001)	$(169)	$(452)	$(473)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,013,174	250	250	250

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

(Formerly Monarchy Resources, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the period October 31, 2012 to October 31, 2014

(Expressed in US Dollars)

	Common Stock		Accumulated deficit	Accumulated other comprehensive	Total
	Number	Par value		income
Balance as of June 30, 2012	250	$ 238	$ (58,608)	$ -	$ (58,370)
Translation gain	-	-	-	5,521	5,521
Net loss for the year ended June 30, 2013	-	-	(123,763)	-	(123,763)
Balance as of June 30, 2013	250	238	(182,371)	5,521	(176,612)
Translation gain	-	-	-	2,493	2,493
Net loss for the year ended June 30, 2014	-	-	(115,482)	-	(115,482)
Balance as of June 30, 2014	250	238	(297,853)	8,014	(289,601)
Share exchange and recapitalization:
Shares issued to former shareholders of Spud Shack	30,000,000	30,000	26,970,000	-	27,000,000
Recapitalization adjustment	436,937	199	(27,580,815)	-	(27,580,616)
Translation gain	-	-	-	16,437	16,437
Net loss for the 4 months ended October 31, 2014	-	-	(51,635)	-	(51,635)
Balance as of October 31, 2014	30,437,187	$ 30,437	$ (960,303)	$ 24,451	$ (905,415)

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

(Former Monarchy Resources, Inc.)

 (Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in US Dollars)

	4 months ended		Year ended
	October 31, 2014	October 31, 2013	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:		(unaudited)
Net loss	$(51,635)	$(41,045)	$(115,482)	$(123,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,625	14,201	41,340	26,666
Amortization of deferred lease incentive	(1,308)	(605)	(1,761)	(1,876)
Changes in operating assets and liabilities:
Inventory	373	-	(1,400)	(5,974)
Prepaid expense	1,274	3,737	4,600	12,719
Accounts payable and accrued expenses	4,497	19,298	12,726	28,414
Net cash used in operating activities	(35,174)	(4,414)	(59,977)	(63,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment	(1,817)	(275)	(11,633)	(306,576)
Deferred lease incentive	-	-	-	18,759
Net cash used in investing activities	(1,817)	(275)	(11,633)	(287,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	510	-	20,691	(82,334)
Advances from related parties	20,233	-	63,835	436,362
Net cash provided by financing activities	20,743	-	84,526	354,028
Effect of foreign exchange	15,003	108	(137)	(97)
Net (decrease) increase in cash	(1,245)	(4,581)	12,779	2,300

CASH, BEGINNING OF PERIOD	23,418	10,639	10,639	8,339
CASH, END OF PERIOD	$22,173	$6,058	$23,418	$10,639

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

(Formerly Monarchy Resources, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Expressed in US Dollars)

1. ORGANIZATION

The Company, Monarchy Ventures, Inc. (formerly Monarchy Resources, Inc.), was incorporated under the laws of the State of Nevada on June 16, 2010.

On October 20, 2014 the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a company located in British Columbia, by the issuance of 30,000,000 common shares.  As a result, the former shareholders of Spud Shack will control approximately 99% of the issued and outstanding common shares of the Company. The acquisition is a reverse takeover ("RTO") and therefore has been accounted for using the acquisition method with Spud Shack as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary).

On August 20, 2014 the Company completed a 100:1 reverse stock split, and on November 24, 2014 the Company completed a 3:1 reverse stock split.  All shares issued have been restated to reflect the above changes.

These financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At October 31, 2014, the Company has a working capital deficit, stockholders’ deficit and operating losses for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Spud Shack., a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

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

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the carrying values of unproven mineral properties, expected lives of equipment, determination of fair values of stock based transactions and valuation of deferred income taxes.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

Equipment

Equipment is stated at historical cost less accumulated depreciation and accumulated impairment losses.  Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of the replaced part is derecognized. All other repairs and maintenance are charged to the statement of comprehensive loss during the financial period in which they are incurred.

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the statement of comprehensive loss.

Property and equipment includes leasehold improvements, furniture and fixtures, and equipment which are recorded at cost. Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred.  Depreciation of furniture and fixtures and office equipment is computed as follows:

Furniture and fixtures	20% declining balance
Computer equipment	55% declining balance
Leasehold improvements	Term of lease

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

Foreign Currency Translations

The books of Monarchy Ventures Inc. are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the U.S. dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i) Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

(ii) Non-Monetary items including equity are recorded at the historical rate of exchange; and

(iii) Revenues and expenses are recorded at the period average in which the transaction occurred.

The functional currency of the Company's wholly owned subsidiary is the Canadian dollar. The Company translates the financial statements of the subsidiary to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end.  Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders' equity.

Comprehensive Income

The Company presents changes in accumulated comprehensive income in its statement of stockholders' deficit. Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations.

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

Realization of the Company's investment in and expenditures on mineral properties is dependent upon the establishment of legal ownership, the attainment of successful production from the properties or from the proceeds of their disposal.

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral properties. To the best of its knowledge, the Company believes all of its unproved mineral interests are in good standing and that it has title to all of these mineral interests.

Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Revenue Recognition

The restaurant operation is cash, debit, and credit card based.  Revenue from restaurant operations is recognized at the time of the transaction.

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, trade payables, and loans approximates their carrying value due to their short-term nature.

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

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3. INVESTMENT IN NEW WORLD METALS S.A. de C.V.

On May 14, 2013, the Company entered into a Share Purchase Agreement (the “SPA”) with New World Metals S.A.P.I. de C.V. (“New World”). Under the terms of the SPA, the Company issued 33,333 shares of the Company’s common stock to the owners of New World in exchange for 28% of the issued and outstanding shares of New World. The shares of the Company had a fair value of $2,850,000.

New World is a mining operator in the Chihuahua region of Mexico which owns three mining interests; Morelos, La Luna, and Peneto.

On July 4, 2013, the Company entered into an agreement to increase its ownership in New World by 17%, to 45%, by issuing 16,667 shares and agreeing to pay $750,000 to New World. The shares of the Company had a fair value of $1,425,000.

On January 15, 2014, the Company settled the $750,000 owing by issuing 20,000 shares with a fair value of $1,000,000.

At October 31, 2014, the investment was fully impaired and expensed as the Company could not project any future cash flows or salvage value from the project.

4. RELATED PARTIES

As of October 31, 2014, amounts of $515,669 were owing to related parties (June 30, 2014: $481,243, June 30, 2013: $423,792). These amounts are unsecured, and have no fixed interest or repayment terms.

During the period ended October 31, 2014 and the years ended June 30, 2014 and 2013 $12,306, $38,106, and $37,450 respectively, was incurred as remuneration to officers and directors of the Company.

During the period ended October 31, 2014, the Company issued 166,667 shares in settlement of debt of $125,000 owing to a director.

5. PROPERTY AND EQUIPMENT

October 31, 2014	Cost	Accumulated Depreciation	Net Book Value October 31, 2014
Computer equipment	$ 6,250	$ 4,497	$ 1,753
Furniture and fixtures	103,605	37,744	65,861
Leasehold improvements	176,020	32,037	143,983
	$ 285,875	$ 74,278	$ 211,597

June 30, 2014	Cost	Accumulated Depreciation	Net Book Value June 30, 2014
Computer equipment	$ 6,502	$ 4,247	$ 2,255
Furniture and fixtures	107,944	34,613	73,331
Leasehold improvements	185,615	27,643	157,972
	$ 300,061	$ 66,503	$ 233,558

June 30, 2013	Cost	Accumulated Depreciation	Net Book Value June 30, 2013
Computer equipment	$ 5,620	$ 1,569	$ 4,051
Furniture and fixtures	99,418	14,514	84,904
Leasehold improvements	187,863	9,393	178,470
	$ 292,901	$ 25,476	$ 267,425

6. LEASE INCENTIVE

In February 2013, the Company received $18,759 from the landlord for tenant improvement reimbursements which has been recorded as a lease incentive. It has been amortized on a straight line basis over the lease term of 10 years. Each year’s portion of the lease incentive has been offset against the rent expense.

7. COMMITMENT

The Company is committed until May 31, 2022 for payments totaling C$372,090 for premises under lease. The minimum lease payments over the next five years are as follows:

2015	C$ 23,550
2016	47,100
2017	47,100
2018	50,868
2019	50,868
C$ 219,486

8.  INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	4 months ended October 31, 2014	Year ended June 30, 2014	Year ended June 30, 2013
Loss before income taxes	$ (51,635)	$ (115,482)	$ (123,763)
Corporate tax rate	34%	34%	34%
Expected income tax recovery	(17,556)	(39,262)	(42,080)
Increase resulting from:
Permanent differences and others	-	90	96
Impact of tax rate differences	3,077	9,216	9,878
Change in valuation allowance	14,479	29,956	32,106
Deferred income tax recovery	$ -	$ -	$ -

The Company’s deferred income tax assets are as follows:

	October 31, 2014	June 30, 2014	June 30, 2013
Property and equipment	$ 19,849	$ 17,291	$ 6,624
Loss carry forwards	63,102	57,674	39,015
Other	174	179	195
	83,125	75,144	45,834
Valuation allowance	(83,125)	(75,144)	(45,834)
	$ -	$ -	$ -

As the criteria for recognizing deferred income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company has Canadian non-capital losses of $266,247 which expire in the years 2032 to 2034 and US tax losses of $13,179 which expire in 2034.

9. CAPITAL STOCK

In July and August, 2014, the Company issued 50,000 shares to settle $150,000 of convertible promissory notes.

On September 24, 2014, the Company issued 166,667,000 shares to settle $125,000 of debt owing to a related party.

On October 20, 2014, the Company issued 30,000,000 shares to acquire The Spud Shack Fry Company Ltd., an operating British Columbia based restaurant.

10. CONVERTIBLE PROMISSORY NOTES

The Company has $347,775 in convertible promissory notes that are due on demand, bear interest at 5%, are unsecured and are convertible at $0.01.

During the year ended October 31, 2014, $150,000 of debt was converted into 150,000 common shares.

If the balance outstanding were converted into common shares, the amount of shares to be issued would be 34,777,500 common shares. The amount of accrued interest payable of these notes was $13,316 as of October 31, 2014 and is included in accounts payable.

11. SUBSEQUENT EVENTS

On November 20, 2014, the Company issued 21,500,000 shares in satisfaction of $64,500 in debt.

On April 21, 2015, the Company issued 5,000,000 shares in satisfaction of $5,000 in debt.