Form 10-Q
period 2015-01-31
MONARCHY VENTURES INC
filed 2015-05-18
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2015

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

702-722-1003
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

Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2015:   56,937,187

PART 1 – FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

MONARCHY VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash or cash equivalents	$22,364	$22,173
Inventory	5,897	6,652
Prepaid expense	4,696	5,297
Total current assets	32,957	34,122

Non-current Assets
Property and equipment	182,713	211,597

TOTAL ASSETS	$215,670	$245,719

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$16,373	$21,239
Accounts payable and accrued liabilities	248,555	253,641
Convertible notes payable	283,275	347,775
Current portion of deferred lease incentive	404	1,671
Due to related parties	468,494	515,669
Total current liabilities	1,017,101	1,139,995
Non-Current Liabilities
Deferred lease incentive	10,953	11,139

TOTAL LIABILITIES	1,028,054	1,151,134

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value; 51,937,187 shares issued and outstanding as at January 31, 2015 (30,437,187as at October 31, 2014)
	51,937	30,437
Additional paid-in capital	43,000	-
Accumulated other comprehensive income	59,314	24,451
Accumulated deficit	(966,635)	(960,303)

Total stockholders’ deficiency	(812,384)	(905,415)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$215,670	$245,719

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	January 31, 2015	January 31, 2014

REVENUE
Net sales	$94,622	$88,760
Cost of goods sold	(60,761)	(59,264)
GROSS PROFIT	33,861	29,496

OPERATING EXPENSES
Depreciation	6,400	10,395
General and administrative	15,363	10,960
Management wages	7,721	9,818
Professional fees	1,034	4,569
Rent	9,676	14,882
TOTAL OPERATING EXPENSES	40,194	50,624
NET LOSS	(6,332)	(21,128)
OTHER COMPREHENSIVE INCOME
Foreign exchange translation gain	34,863	-

COMPREHENSIVE INCOME (LOSS)	$28,531	$(21,128)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES – basic and diluted	47,263,273	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

For the three months ended January 31, 2015

(Unaudited)

	Common Stock
	Shares	Par value	Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive income	Total
Balance as of October 31, 2014	30,437,187	30,437	-	(960,303)	24,451	(905,415)
Shares issued for debt	21,500,000	21,500	43,000	-	-	64,500
Translation gain	-	-	-	-	34,863	34,863
Net loss for the period ended January 31, 2015	-	-	-	(6,332)	-	(6,332)
Balance as of January 31, 2014	51,937,187	$ 51,937	$ 43,000	$ (966,635)	$ 59,314	$ (812,384)

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three months ended
	January 31, 2015	January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(6,332)	$(21,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,400	10,395
Amortization of deferred lease incentive	(186)	-
Changes in operating assets and liabilities:
Inventory	755	-
Prepaid expense	601	-
Accounts payable and accrued expenses	(3,724)	8,417
Net cash used in operating activities	(2,486)	(2,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(14,083)	(4,545)
Net cash (used in) investing activities	(14,083)	(4,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(2,607)	-
Advances from related parties	12,644	3,117
Net cash provided by financing activities	10,037	3,117
Effect of foreign exchange	3,980	(591)
Net increase (decrease) in cash	191	(4,335)

CASH, BEGINNING OF PERIOD	22,173	6,058
CASH, END OF PERIOD	$22,364	$1,723

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company, Monarchy Ventures, Inc. (formerly Monarchy Resources, Inc.), was incorporated under the laws of the State of Nevada on June 16, 2010.

On October 20, 2014 the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a restaurant located in British Columbia, Canada.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At January 31, 2015, the Company has a working capital deficit, stockholders’ deficit and operating losses for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2015, are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2014, included in the Company’s report on Form 10-K.

2. RELATED PARTIES

As of January 31, 2015, amounts of $465,751 were owing to related parties (October 31, 2014: $515,669). These amounts are unsecured, and have no fixed interest or repayment terms.

During the three months ended January 31, 2015 and January 31, 2014, $7,721 and $9,818, respectively, was incurred as remuneration to a shareholder of the company who serves as the manager of the restaurant operation.

3. PROPERTY AND EQUIPMENT

January 31, 2015	Cost	Accumulated Depreciation	Net Book Value June 30, 2014
Computer equipment	$5,542	$4,201	$1,341
Furniture and fixtures	93,370	36,457	56,913
Leasehold improvements	156,054	31,595	124,459
	$254,966	$72,253	$182,713

October 31, 2014	Cost	Accumulated Depreciation	Net Book Value October 31, 2014
Computer equipment	$6,250	$4,497	$1,753
Furniture and fixtures	103,605	37,744	65,861
Leasehold improvements	176,020	32,037	143,983
	$285,875	$74,278	$211,597

4. LEASE INCENTIVE

In February 2013, the Company received $18,759 from the landlord for tenant improvement reimbursements which has been recorded as a lease incentive. It has been amortized on a straight line basis over the lease term of 10 years. Each year’s portion of the lease incentive has been offset against the rent expense.

5. COMMITMENT

The Company is committed until May 31, 2022 for payments totaling CAD$219,486 for premises under lease. The minimum lease payments over the next five years are as follows:

2015	CAD	$23,550
2016		47,100
2017		47,100
2018		50,868
2019		50,868
	CAD	$219,486

7. CAPITAL STOCK

On November 20, 2014, the Company issued 21,500,000 shares in satisfaction of $64,500 in debt.

8. CONVERTIBLE PROMISSORY NOTES

The Company has $283,275 in convertible promissory notes that are due on demand, bear interest at 5%, are unsecured and are convertible at $0.001. If the balance outstanding were converted into common shares, the amount of shares to be issued would be 283,275,000 common shares.

9. SUBSEQUENT EVENTS

On April 21, 2015, the Company issued 5,000,000 shares in satisfaction of $5,000 in debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Monarchy Ventures, Inc. (“Monarchy” or the “Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

We have a limited operating history and have not yet generated or realized any profits from our activities. We have commenced mining operation in Mexico through our investment in New World Metals SAPI but we have yet to undertake any exploration activity on our Philippine property, La Carlota.  Our restaurant operation is likewise relatively new and has net to generate any profits.

As of January 31, 2015, we had a working capital deficit of $984,144, an improvement over the working capital deficit of  $1,104,874 at October 31, 2014. This improvement resulted primarily from issuing shares to settle a portion of the outstanding debt and a reduction in amounts owing to related parties.

For the 3 months ending January 31, 2015 we had a net loss from operations of $ (6,332) compared to a net loss of $ (21,128) from operations for the 3 months ending January 31, 2104. This improvement resulted from a reduction in expenses primarily through negotiation of lower rent for the restaurant.   Our comprehensive income for the 3 months ending January 31, 2015 was $28,531 as a result of foreign exchange translation gains.

Foreign Currency and Exchange Rates

Our Company conducts activities in Mexico and the Canada and will pay its expenses in the local currency.  Any currency fluctuation in an adverse way will increase our costs and affect our ability to generate profits from our activities.

Requirements for Cash over the next twelve months

As of January 31, 2015, we had cash of $22,364, inventory of $5,897, prepaid expenses of $4,696, accounts payable and accrued liabilities of $248,555, bank indebtedness of $16,373, and convertible notes of $283,275. Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$20,000
Edgarizing and XBRL filings	(ii)	5,000
Development costs – New World Metals	(iii)	250,000
Accounts payable and accrued expenses	(iv)	248,555
		523,555
Less: cash on hand as at January 31, 2015		22,364
Estimate of additional cash requirements over the next twelve months		$501,191

(i) Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and recent filings on Forms 10-K and 10-Q

(ii) Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii) Development Costs - Mexico

We intend to invest $250,000 into the mining projects over the next twelve months.

(iv) Accounts payable – these funds are required to keep our trade payables and other current liabilities current

Despite the commitment of our director to advance us funds over the next twelve months, our future financial success will be dependent on our ability to obtain third party financing in the form of debt and equity and ultimately on the ability of the restaurant in Canada and the mines in Mexico to generate profits. As of the date of this Form 10-Q, we have not generated sufficient revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt and equity financings. These sources of financing may not be available or may not be available on reasonable terms.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2015(the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Monarchy or its subsidiaries are party nor are any material legal proceedings contemplated.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the quarter ended January 31, 2015 except as follows:

On April 21, 2015, the Company issued 5,000,000 shares in satisfaction of $5,000 in debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

The Securities and Exchange Commission (SEC) approved amendments to its rules on December 21, 2011 to implement the mine safety disclosure requirements contained in Section 1503 of the Dodd-Frank Act. Section 1503 requires SEC registrants that are operators of coal or other mines to include in their periodic and current reports disclosures regarding certain safety violations, orders and regulatory actions. Based on Item 104 of Regulation S-K the Company is able to report the following for the time period covered by the report:

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Description
3	Corporate Charter (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011)

3(i)	Articles of Incorporation (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011)

3(ii)	By-laws (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Monarchy’s Registration Statement on Form S-1 filed on March 15, 2011)

10.2	Share Exchange Agreement dated May 14, 2013 (incorporated by reference to the Form 8 filed on May 14, 2013.

10.3	Share Exchange Agreement dated July 9, 2013 (incorporated by reference to the Form 8 filed on July 9, 2013)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
(*) Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY VENTURES INC.
(Registrant)

Date: May 15, 2015	/s/ “ Timothy Ferguson”
TIMOTHY FERGUSON Chief Executive Officer, President and Director