Form 10-Q
period 2015-04-30
MONARCHY VENTURES INC
filed 2015-06-22
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes       .  No       .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June18, 2015:   56,937,187

 PART 1 – FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

MONARCHY VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$17,934	$22,173
Inventory	6,189	6,652
Prepaid expense	3,637	5,297
Total current assets	15,036	34,122

Non-current Assets
Property and equipment	185,500	211,597

TOTAL ASSETS	$213,260	$245,719

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$12,724	$21,239
Accounts payable and accrued liabilities	280,234	253,641
Convertible notes payable	297,498	347,775
Current portion of deferred lease incentive	1,555	1,671
Due to related parties	494,539	515,669
Total current liabilities	1,086,550	1,139,995
Long Term Liabilities
Deferred lease incentive	9,587	11,139

TOTAL LIABILITIES	1,096,137	1,151,134

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value;
56,937,187 shares issued and outstanding as at April 30, 2015 (30,437,187as at October 31, 2014)	56,937	30,437
Additional paid-in capital	62,223	-
Accumulated other comprehensive income	46,153	24,451
Accumulated deficit	(1,048,190)	(960,303)

Total stockholders’ deficiency	(882,877)	(905,415)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$213,260	$245,719

The accompanying notes are an integral part of these interim consolidated financial statements.

MONARCHY VENTURES, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

REVENUE
Net sales	$99,095	$89,316	$193,717	$178,156
Cost of goods sold	(64,499)	(64,301)	(125,260)	(123,696)
Gross Profit	34,596	25,015	68,457	54,460

EXPENSES
Depreciation	7,041	10,003	13,441	20,342
General and administrative	11,817	11,981	27,180	22,966
Interest on debt	22,929	-	26,834	-
Management wages	7,206	8,144	14,927	17,942
Market certification fees	10,000	-	10,000	-
Professional fees	44,365	-	45,399	4,496
Rent	9,087	15,947	18,763	30,426
TOTAL OPERATING EXPENSES	112,445	46,076	156,344	96,172
NET LOSS	(77,849)	(21,061)	(87,887)	(41,712)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation gain (loss)	(13,161)	-	21,702	-

COMPREHENSIVE LOSS	$(91,010)	$(21,061)	$(66,185)	$(41,712)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.10)	$(0.00)	$(0.22)

WEIGHTED AVERAGE OUTSTANDING SHARES	52,723,704	220,467	49,948,237	192,106

The accompanying notes are an integral part of these interim consolidated financial statements.

MONARCHY VENTURES, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	April 30, 2015	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,887)	$(41,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,441	20,342
Amortization of deferred lease incentive	(780)	(867)
Non-cash interest expense	19,223	-
Changes in operating assets and liabilities:
Prepaid expense	1,660	-
Accounts payable and accrued expenses	23,237	5,596
Inventory	463	-
Net cash used in operating activities	(30,643)	(16,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(2,008)	(9,373)
Net cash used in investing activities	(2,008)	(9,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(7,072)	-
Advances for convertible debt	19,223	-
Advances from related parties	11,972	26,070
Net cash provided by financing activities	24,123	26,070
Effect of foreign exchange	4,289	(292)
Net decrease in cash	(4,239)	(237)

CASH, BEGINNING OF PERIOD	22,173	6,058
CASH, END OF PERIOD	$17,934	$5,821

The accompanying notes are an integral part of these interim consolidated financial statements.

MONARCHY VENTURES, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company, Monarchy Ventures, Inc. (formerly Monarchy Resources, Inc.), was incorporated under the laws of the State of Nevada on June 16, 2010.

On October 20, 2014 the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a restaurant located in British Columbia, Canada.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended October 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended October 31, 2014, included in the Company’s report on Form 10-K.

2. RELATED PARTIES

As of April 30, 2015, amounts of $494,539 were owing to related parties (October 31, 2014: $515,669). These amounts are unsecured, and have no fixed interest or repayment terms.

During the six months ended April 30, 2015 and April 30, 2014, $14,927 and $17,942, respectively, was incurred as remuneration to a shareholder of the company who serves as the manager of the restaurant operation.

3. PROPERTY AND EQUIPMENT

April 30, 2015	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 5,816	$ (4,633)	$ 1,183
Furniture and fixtures	98,395	(41,345)	57,050
Leasehold improvements	163,774	(36,507)	127,267
	$ 267,985	$ (82,485)	$ 185,500

October 31, 2014	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 6,250	$ (4,497)	$ 1,753
Furniture and fixtures	103,605	(37,744)	65,861
Leasehold improvements	176,020	(32,037)	143,983
	$ 285,875	$ (74,278)	$ 211,597

4. LEASE INCENTIVE

In February 2013, the Company received CAD$18,840 from the landlord for tenant improvement reimbursements which has been recorded as a lease incentive. It has been amortized on a straight line basis over the lease term of 10 years. Each year’s portion of the lease incentive has been offset against the rent expense.

5. COMMITMENT

The Company is committed until May 31, 2022 for payments totaling CAD$219,486 for premises under lease. The minimum lease payments over the next five years are as follows:

2015	CAD$ 23,550
2016	47,100
2017	47,100
2018	50,868
2019	50,868
CAD$ 219,486

6. CONVERTIBLE PROMISSORY NOTES

The Company has issued convertible promissory notes as follows.

Date of Promissory Note	Principal	Term of Promissory Note	Interest Rate of Promissory Note	Conversion Rate	Balance Remaining on Note
August 1, 2013	$ 75,000	Due on demand	5%	$ 0.01	$ 75,000
April 27, 2014	124,500	Due on demand	5%	0.001	60,000
May 1, 2014	45,705	Due on demand	5%	0.001	45,705
May 1, 2014	32,570	Due on demand	5%	0.001	32,570
June 1, 2014	40,000	Due on demand	5%	0.001	35,000
July 23, 2014	30,000	Due on demand	5%	0.001	30,000
January 2, 2015	19,223	Due on demand	5%	0.001	19,223
	$ 366,998				$ 297,498

During the period ended April 30, 2015 the Company issued a convertible promissory note for up to $25,000, of which $19,223 of the proceeds have been received.  The Company determined that the note had a beneficial conversion feature, therefore, the Company recorded the conversion benefit of $19,223 to interest expense as of April 30, 2015.

The amount of accrued interest payable on the unconverted balance of these notes was $20,727 as of April 30, 2015 (October 31, 2014: $13,316) and is included in accounts payable and accrued liabilities.

If the balance outstanding was converted into common shares, the amount of shares to be issued would be 304,998,000 common shares.

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

As of April 30, 2015, we had a working capital deficit of $1,058,790, an improvement over the working capital deficit of $1,105,873 at October 31, 2014. This improvement resulted primarily from issuing shares to settle a portion of the outstanding debt.

For the 6 months ending April 30, 2015 we had a net loss from operations of $(87,887) compared to a net loss from operations of $(41,712) for the same period in 2014. In spite of a 25% increase in total revenue and a decrease in most expense categorizes, we incurred additional professional fees and market certification fees resulting from our transition to a public company which contributed to these additional losses.  Foreign exchange translation gains contributed $21,702 to our comprehensive income for the 6 months ending April 30, 2015.

Foreign Currency and Exchange Rates

Our Company conducts activities in Mexico and the Canada and will pay its expenses in the local currency. Any currency fluctuation in an adverse way will increase our costs and affect our ability to generate profits from our activities.

Requirements for Cash over the next twelve months

Management has estimated that the need for funds over the next twelve months is as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$20,000
Edgarizing and XBRL filings	(ii)	5,000
Development costs – New World Metals	(iii)	250,000
Accounts payable and accrued expenses	(iv)	280,234
		555,234
Less: cash on hand as at April 30, 2015		5,210
Estimate of additional cash requirements over the next twelve months		$550,024

(i) Accounting and audit

Relates to fees in connection with the preparation of quarterly and annual financial statements and recent filings on Forms 10-K and 10-Q

(ii) Edgarizing

With the requirement to do an XBRL filing both annually and quarterly the edgarizing cost are projected to increase over previous years.

(iii) Development Costs - Mexico

Subject to raising additional third party financing, we intend to invest $250,000 into our mining projects over the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2015 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCHY VENTURES INC.
(Registrant)

Date: June 18, 2015	/s/ “ Timothy Ferguson”
TIMOTHY FERGUSON Chief Executive Officer, President and Director