Form 10-KT
period 2015-06-30
MONARCHY VENTURES INC
filed 2015-11-05
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2014 to June 30, 2015

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

      . Yes   X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      . Yes   X . No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X . Yes       . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.      X . Yes       . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 2, 2015: $15,119,016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 2, 2015, the Registrant had 66,937,187 shares of common stock outstanding.

MONARCHY VENTURES, INC.

ANNUAL REPORT ON FORM 10-K

 FOR THE EIGHT MONTHS ENDED JUNE 30, 2015

PART I

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

The forward-looking statements contained in this Report or the documents incorporated by reference herein speak only of their respective dates. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.

BUSINESS OVERVIEW

(i)

Principal products or services and their markets;

We were incorporated in the State of Nevada on June 16, 2010 under the name “Monarchy Resources, Inc.” in order to seek out and acquire mineral properties. With strong gold prices at that time we were interested in acquiring a property whereby gold might be discovered on it in sufficient quantities to warrant a production decision being made in the future.

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

We have spent significant funds on these three Mexican mining interests since their acquisition. We have not yet undertaken sufficient exploration work on our mineral claim in the Phillipines, La Carlota. We have mined the Mexican claims and hope that the mining becomes profitable. We are also hopeful that our future exploration programs on the La Carlota claim will identify mineralization which eventually can be put into commercial production. However, it should kept in mind that very few mineral claims explored are ever able to go into commercial production. This might be the case with La Carlota. Nevertheless, we would like to be able to generate revenue from La Carlota by selling the mineral we locate on the claim.

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

(ii)

Distribution methods of the products or services;

Not applicable to our mining operations. Our restaurant operation has one location for walk-in customers.

(iii)

Status of any publicly announced new product or service;

Not applicable

(iv)

Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition;

We are a small company with limited personnel and funds. There are many other mining companies who have more personnel at their disposal and funds on hand to undertake substantial exploration work on claims they own. In the market place for workers they will have advantage over us because they can offer higher salaries and longer periods of employment. This puts our Company as a disadvantage in seeking workers for future exploration work at Carlota.

In regards to our restaurant operation, our location is in a new developed area with plenty of new restaurants trying to attract the same clientele. However, none in our immediate vicinity offer Belgian fries, craft beers, and the same fresh ingredients we use in our burgers, sandwiches, salads, and sauces. If anything, our competitors draw more people to the area who are then willing to try something new.

(v)

Sources and availability of raw materials and the names of principal suppliers;

Our restaurant operation relies on several food wholesalers for our products including, but not limited to, Pacific Bottle Company, Sysco Foods, and Conte Foods.

For our mining interests, raw materials are extracted on site.

(vi)

Dependence on one or a few major customers;

Not applicable to our restaurant operation.

(vii)

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

Not applicable

(viii)

Need for any government approval of principal products or services.

Our restaurant operation is licensed to serve alcohol and subject to regular health inspections.

Regarding mining operations, government and environmental regulations exist in the Philippines and Mexico and our exploration and mining plans are subject to these various federal, state and local laws. The rules are dynamic and are generally becoming more demanding. Our plans aim to safeguard public and environmental health. We are currently in compliance with all material mining, health, safety, and environmental statutes of the Mexico and the Republic of the Philippines.

(ix)

Effect of existing or probable governmental regulations on the business;

No applicable to our restaurant operation.

Regarding mining operations, changes to federal, state and local laws in the jurisdiction in which we operate may require additional costs and financing. These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

(x)

Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable, the extent to which the cost of such activities is borne directly by customers;

Not applicable

(xi)

Costs and effects of compliance with environmental laws (federal, state and local); and

For mining operations, changes to federal, state and local laws in the jurisdiction in which we operate may require additional costs and financing. These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

(xii)

Number of total employees and number of full-time employees

We have approximately 10 employees at our restaurant operating and no employees for our mining operation other than our directors and officers.

ITEM 1A.

RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

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

Peneto Mine

We hold an indirect 45% interest in this mine through our investment in New World. New World owns a direct interest in this mine. The Peneto mine has gold and silver as its main minerals with assays averaging 11 grams of gold and 170 grams of silver per ton. Currently there is a stockpile of 500 tons of ore ready to process. Production is currently at 15 tons per day. In 2013, at the Peneto Mine, the shaft was deepened an additional 8 meters, and assays have been ordered on these recent samples.

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
MINA EL SABINAL
LA MORITA
TERRENOS CASAS GRANDES 1
TERRENOS CASAS GRANDES 2
RIO BRAVO
PARRAL ZONE
ZONE BATOPILAS
NONOAVA
MARIA
ESPERANZA 1,2,3,4 Y LA NORIA
JAITE
MINAS NUEVAS
STOCK PILE
JUANITA
LA LEONA
LA AURORA
CERROS COLORADOS
SANTO NIÑO

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

The Budget

Phase I (Completed)	Philippine Currency	United States Currency

Geological mapping including air photo	315,268	$ 6,881
Geophysical surveying	291,500	6,362

Total Phase I	606,768	13,244
Phase II

Geochemical surveying with surface mapping including grab and soil samples	1,192,961	26,039

Total Phases I and II	1,799,729	$ 39,283

The above conversion rate has been done at PHP 45.81 to US $1.00. (Forex rate on October 15, 2015)

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

- Visible gold identified in 25 holes

- Artisanal workings define a 16km-long mineralised corridor

- Systematic soil and stream sampling over majority of license completed

- IP resistivity / radiometric survey completed

- 12 trenches complete

Exploration Facilities

In Mexico, the Company has plans to process its raw ore on site and is currently studying the feasibility and raising the funds to build a small mill.

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

ITEM 3.

LEGAL PROCEEDINGS.

On October 7, 2015, we received a letter from an attorney demanding repayment of $171,803 of principal and accrued interest on funds allegedly advanced to the company by his client. Although this historical debt has been recorded on our financial statements and were confirmed by our auditors, there are some discrepancies in the documents provided by the attorney in support of the demand for repayment. We have requested further evidence of the advances so that we can make a determination as to the validity of the debt and what terms and conditions may apply. As of the date of this report, we have not received a response.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “MONK.” The following is a summary of the high and low closing bid prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended June 30, 2015
First Quarter	$5.00	$0.004
Second Quarter	$1.62	$0.60
Third Quarter	$1.28	$0.71
Fourth Quarter	$1.30	$0.89

The share prices above reflect our 1-for-3 stock consolidation effective November 24, 2014.

On June 30, 2015, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our common stock was $1.26.

Stockholders

As of June 30, 2015, we had approximately 19 shareholders of record and 56,937,187 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.

Transfer Agent

Our transfer agent is Pacific Stock Transfer located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119. Tel: (702) 361-3033, Fax: (702) 433-1979

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Recent Sales of Unregistered Securities

During the eight months June 30, 2015, we issued a total of 36,500,000 shares of our common stock as follows:

Effective Date	Purpose	Shares	Value
November 21, 2014	Conversion of debt[1]	21,500,000	$ 64,500
April 21, 2015	Conversion of debt[2]	5,000,000	5,000
August 20, 2015	Conversion of debt[2]	10,000,000	10,000
Total		36,500,000	$ 79,500

Notes:

1. Value based on par value of $0.001 per (pre-reverse split) share as per convertible debt agreement

2. Value based on par value of $0.001 per share as per convertible debt agreement

In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We or one of our investors had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” preceding Item 1 of this Annual Report on Form 10-K for additional factors relating to such statements.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report.

Overview

We were incorporated in the State of Nevada on June 16, 2010 under the name “Monarchy Resources, Inc.” in order to seek out and acquire mineral properties. We currently hold interests in 4 mines, 3 in Mexico and 1 in the Philippines.

On October 17, 2014, we acquired 100% of the outstanding shares of The Spud Shack Fry Company Ltd., an operating British Columbia based restaurant company (“Spud Shack”). Under the terms of the Agreement, the Company acquired 100% of Spud Shack in exchange for the issuance of 90,000,000 restricted common shares of the Company at a deemed price of $0.01 per share for a total acquisition cost of $900,000. The Agreement was closed on Friday, October 17, 2014.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain generate revenues from operations or raise additional financing.

As of June 30, 2015, we had a working capital deficit of $1,037,967

Despite the commitment of one of our director to continue to advance us funds over the next twelve months, our future financial success will be dependent on the success of the restaurant and further development of our mining interests.

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Results of Operations

The Eight Months Ended June 30, 2015 compared to the Eight Months Ended June 30, 2014

We have not generated any revenue from our mining interests. However, during the 8 months ended June 30, 2015 and June 30, 2014 our restaurant generated gross income of $83,008 and $75,198, respectively. This increase can be attributed to an increase in total sales over the same period while cost of goods remained relatively constant.

Our expenses for the 8 months ended June 30, 2015 and 2014 were $169,173 and $149,662, respectively. The increase in expenses is attributable to an increase in professional fees and interest expenses resulting from the acquisition of the Spud Shack offset by a decrease in management wages, rent, and depreciation. Changes in foreign exchange improved the company’s financial position by $30,531 during the 8 months ended June 30, 2015 such that the losses for the 8 months ended June 30, 2015 were $(55,634) compared to ($74,464) for the same period in 2014.

Liquidity and Capital Resources

Net cash used in operating activities for the 8 months ended June 30, 2015 and 2014 was $42,768 and $73,983, respectively. This can be attributable to an increase in losses for the period compared to the prior period.

Net cash used in investing activities for the 8 months ended June 30, 2015 and 2014, was $2,327 and $11,189, respectively. As the restaurant operation matures and the menu stabilizes, we expect the need for new food preparation property and equipment to decline as evidenced by the drop in the purchase on property and equipment.

Net cash provided by financing activities for the 8 months ended June 30, 2015 and 2014, was $45,094 and $104,476, respectively. As our restaurant sales have grown or required for cash infusions have declined.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the eight months ended June 30, 2015 have been audited by our independent auditor, Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2015. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s annual report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our internal controls and procedures, our management recognized that internal controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the internal controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified above result from insufficient qualified personnel in our finance department. This results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements. The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control. As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of June 30, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal controls over financial reporting during the 8 months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Limitations on Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our officers and directors and their respective ages and positions as of October 31, 2014 were as follows:

Name and address	Age	Position(s)
Tim Ferguson Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico	51	Chief Executive Officer, Chief Financial Officer, President and Director

Ambrocio Lainez-Morales Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico	49	Director

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

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors or executive officers:

(i)

engaged in any type of business practice; or

(ii)

engaged in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws,

Which was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Our audit committee is comprised of Tim Ferguson, our President and Chairman of the Audit Committee, who is not independent. Tim Ferguson cannot be considered an “audit committee financial expert” as defined in Item 407 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial conditions, does not anticipate in seeking an audit committee financial expert in the near future. However Tim Ferguson, Chairman of the Audit Committee, is considering engaged the services of an independent Chartered Accountant as a consultant to provide advice to the Audit Committee as and when the Committee meets to review the Company’s financial statements.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay monetary compensation to our directors in 2015 however Danny Close is the manager of our restaurant operation for which he has been paid CAD 3,000 per month.

Outstanding Equity Awards

We have never granted any stock options or stock appreciation rights to our executive officers or directors.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock[1]

Common Stock	Tim Ferguson	18,166,167 (Direct)	27.1%
Common Stock	Danny Close	12,000,000 (Direct)	17.9%
Common Stock	All Directors and Officers as a Group (1 people)	18,166,167 (Direct)	27.1%

Note 1 - The percentage of class beneficially owned is based on 66,937,845 shares of common stock outstanding as of the Transition Report

A beneficial owners of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

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

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 66,937,845 shares are presently issued and outstanding as of the date of this Transition Report.

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

	Year Ended June 30, 2015	Year Ended June 30, 2014
Audit Fees	$7,500	$7,500
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$7,500	$7,500

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.2	Bylaws*
31	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

*Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

FINANCIAL STATEMENTS SCHEDULES

F-1	Independent Auditor’s Report;
F-2	Balance Sheets as at June 30, 2015, October 31, 2014, and June 30, 2014

F-3	Statements of Operations for the 8 months ended June 30, 2015 and 2014 (unaudited); the 4 months ended October 31, 2014, and years ended June 30, 2014 and 2013;

F-4	Statement of Stockholders’ Deficiency from June 30, 2012 through June 30, 2015;

F-5	Statements of Cash Flows for the 8 months ended June 30, 2015 and 2014 (unaudited); the 4 months ended October 31, 2014, and years ended June 30, 2014 and 2013

F-6	Notes to Financial Statements

ITEM 16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transitional Report on Form 10-K/T to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCHY VENTURES, INC.

Date: November 2, 2015	/s/ Tim Ferguson
Timothy Ferguson, President

MONARCHY VENTURES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monarchy Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Monarchy Ventures, Inc. (the “Company”) as at June 30, 2015, October 31, 2014 and June 30, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the 8 months ended June 30, 2015, 4 months ended October 31, 2014, and the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2015, October 31, 2014 and June 30, 2014 and the results of its operations and its cash flows for the 8 months ended June 30, 2015, 4 months ended October 31, 2014, and the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

November 2, 2015

MONARCHY VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	October 31, 2014	June 30, 2014

ASSETS
Current Assets
Cash	$20,043	$22,173	$23,418
Inventory	5,033	6,652	7,025
Prepaid expense	-	5,297	6,571
Total current assets	25,076	34,122	37,014

Non-current Assets
Deposits	3,315	-	-
Property and equipment, net	176,184	211,597	233,558

TOTAL ASSETS	$204,575	$245,719	$270,572

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$16,629	$21,239	$20,730
Accounts payable	160,745	251,446	44,081
Accrued liabilities	1,985	2,195
Convertible notes payable	388,892	347,775	-
Current portion of deferred lease incentive	1,510	1,671	1,765
Due to related parties	493,283	515,669	-
Total current liabilities	1,063,044	1,139,995	66,576
Long Term Liabilities
Deferred lease incentive	9,062	11,139	12,353
Due to related parties	-	-	481,244
TOTAL LIABILITIES	1,072,106	1,151,134	560,173

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value;
56,937,845 shares issued and outstanding as at June 30,2015 (30,437,187 as at October 31, 2014, 250 as at June 30, 2014)	56,937	30,437	238
Additional paid-in capital	67,018	-	-
Accumulated other comprehensive income	54,982	24,451	8,014
Accumulated deficit	(1,046,468)	(960,303)	(297,853)

Total stockholders’ deficiency	(867,531)	(905,415)	(289,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$204,575	$245,719	$270,572

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	8 months ended		4 months ended	12 months ended
	June 30, 2015	June 30, 2014	October 31, 2014	June 30, 2014	June 30, 2013
		(unaudited)

REVENUE	$260,683	$251,103	$118,216	$345,682	$166,466
COST OF GOODS SOLD	(177,675)	(175,905)	(86,054)	(253,236)	(120,507)
GROSS MARGIN	83,008	75,198	32,162	92,446	45,959

EXPENSES
Depreciation	17,862	27,127	11,625	41,340	26,666
General and administrative	46,977	30,970	16,509	44,298	38,992
Interest expense	43,469	6,289	3,125	9,588	6,373
Management wages	21,051	26,464	12,306	38,104	37,450
Professional fees	14,911	10,382	19,385	10,548	8,233
Rent	24,903	48,430	20,847	64,050	52,008
TOTAL OPERATING EXPENSES	169,173	149,662	83,797	207,928	169,722
NET LOSS FROM OPERATIONS	(86,165)	(74,464)	(51,635)	(115,482)	(123,763)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	30,531	-	16,437	2,493	5,521

COMPREHENSIVE LOSS	$(55,634)	$(74,464)	$(35,198)	$(112,989)	$(118,242)

NET LOSS PER COMMON SHARE	$(0.002)	$(297.856)	$(0.002)	$(462.928)	$(495.052)
Basic and diluted
WEIGHTED AVERAGE OUTSTANDING SHARES	51,518,422	250	30,013,174	250	250
Basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Number	Par value	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance, June 30, 2012	250	$238	$-	$-	$(58,608)	$(58,370)
Foreign currency translation	-	-	-	5,521	-	5,521
Loss for the year	-	-	-	-	(123,763)	(123,763)
Balance, June 30, 2013	250	238	-	5,521	(182,371)	(176,612)
Foreign currency translation	-	-	-	2,493	-	2,493
Loss for the year	-	-	-	-	(115,482)	(115,482)
Balance, June 30, 2014	250	238	-	8,014	(297,853)	(289,601)
Shares issued to former shareholders of Spud Shack	30,000,000	30,000	-	-	26,970,000	27,000,000
Recapitalization adjustment	436,937	199	-	-	(27,580,518)	(27,580,616)
Foreign currency translation	-	-	-	16,437	-	16,437
Loss for the period	-	-	-	-	(51,635)	(51,635)
Balance as of October 31, 2014	30,437,187	30,437	-	24,451	(960,303)	(905,415)
Fractional rounding due to share consolidation	658	-	-	-	-	-
Issuance of common shares on conversion of debt	26,500,000	26,500	43,000	-	-	69,500
Beneficial conversion features from debt	-	-	24,018	-	-	24,018
Foreign currency translation	-	-	-	30,531	-	30,531
Net loss for the period	-	-	-	-	(86,165)	(86,165)
Balance as of June 30, 2015	56,937,845	$56,937	$67,018	$54,982	$(1,046,468)	$(867,531)

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	8 months ended			4 months ended	12 months ended
	June 30, 2015		June 30, 2014	October 31, 2014	June 30, 2014	June 30, 2013
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,165)		$(74,465)	$(51,635)	$(115,482)	$(123,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,862		27,127	11,625	41,340	26,666
Non-cash interest expense	24,018		-	-	-	-
Amortization of deferred lease incentive	(1,037)		(1,157)	(1,308)	(1,761)	(1,876)
Changes in operating assets and liabilities:
Inventory	1,008		(6,902)	373	(1,400)	(5,974)
Prepaid expense	1,517		962	1,274	4,600	12,719
Accounts payable and accrued expenses	29		(19,549)	4,497	12,726	28,414
Net cash used in operating activities	(42,768)		(73,983)	(35,174)	(59,977)	(63,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(2,327)		(11,189)	(1,817)	(11,633)	(306,576)
Deferred lease incentive	-		-	-	-	18,759
Net cash used in investing activities	(2,327)		(11,189)	(1,817)	(11,633)	(287,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(2,646)		20,366	510	20,691	(82,334)
Advances for convertible debt	24,018	-	-	-	-	-
Advances from related parties	23,722		84,110	20,233	63,835	436,362
Net cash provided by financing activities	45,094		104,476	20,743	84,526	354,028
Effect of foreign exchange on cash	(2,129)		515	15,003	(137)	(97)
Net (decrease) increase in cash	(2,130)		19,820	(1,245)	12,779	2,300
CASH , BEGINNING OF PERIOD	22,173		3,599	23,418	10,639	8,339
CASH, END OF PERIOD	$20,043		$23,418	$22,173	$23,418	$10,639

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

1. ORGANIZATION

The Company, Monarchy Ventures, Inc., was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value.

On October 20, 2014 the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a British Columbia company, by the issuance of 30,000,000 common shares. As a result, the former shareholders of Spud Shack will control approximately 99% of the issued and outstanding common shares of the Company. The acquisition is a reverse takeover ("RTO") and therefore has been accounted for using the acquisition method with Spud Shack as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary).

On August 20, 2014 the Company completed a 100:1 stock split, and on November 24, 2014 the Company completed a 3:1 reverse stock split. All shares and per share amounts issued have been restated to reflect the above changes.

GOING CONCERN

These financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At June 30, 2015, the Company has a working capital deficit of $1,037,968, stockholders’ deficit of $867,531 and a history of operating losses. The Company requires additional funds to meet its obligations and to fund the costs of its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of increasing revenue, and a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Spud Shack Fry Company Ltd., a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. For all periods presented, the Company reported a loss and therefore the effect of all common share equivalents would be anti-dilutive.

Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the expected lives and impairment considerations of property and equipment, determination of fair values of stock based transactions and valuation of deferred income taxes.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and accumulated impairment losses. Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of the replaced part is derecognized. All other repairs and maintenance are charged to the statement of operations during the financial period in which they are incurred.

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the statement of operations.

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, measurement of the impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value.

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

The functional currency of the Company's wholly owned subsidiary is the Canadian dollar (“C$”). The Company translates the financial statements of the subsidiary to U.S. dollars using the following method:

(i)

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end;

(ii)

Revenue and expenses are translated throughout the period at the weighted average rate; and

(iii)

Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ equity.

Comprehensive Loss

The Company presents changes in accumulated comprehensive income in its statement of stockholders' deficit. Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the statements of operations.

Revenue Recognition

The restaurant operation is cash, debit, and credit card based. Revenue from restaurant operations is recognized at the time of the transaction.

Inventories

Inventories, which consist of raw materials, are stated at the lower of cost, determined on the first-in-first-out basis, or market. Further, the Company’s inventories are perishable, therefore the Company does not keep excess inventory on hand.

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

Recent Accounting Pronouncements

The following are recent FASB accounting pronouncements, which may have an impact on the Company's future consolidated financial statements:

"Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013 for public companies. The Company has adopted this pronouncement. The adoption of ASC Topic 740 did not have a significant impact on the Company's results of operations, financial performance or cash flows.

Present Accounting Standards Not Yet Adopted

ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU were effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application was not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU is intended to simplify the presentation of debt issuance costs and conform to the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements to this topic. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public business entities for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

On January 15, 2014, the Company settled the $750,000 owing with 20,000 shares with a fair value of $1,000,000.

At October 31, 2013, the investment was fully impaired and expensed as the Company could not project any future cash flows or salvage value from the project. Additional investments made during fiscal 2014 were also fully impaired as at October 31, 2014.

4. INVENTORY

Inventories consist of raw materials which are used as ingredients to produce meals to be sold. Inventories are stated at the lower of cost, determined using the first-in-first-out basis, or market.

5. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2015, the Company had amounts due to the President, Vice President, and a company controlled by the Vice President, of $493,283 (October 31, 2014: $515,669, June 30, 2014 - $481,244). These amounts have no fixed interest or repayment terms.

During the 8 months ended June 30, 2015 and 2014, $21,051 and $26,464, respectively, was incurred as remuneration to officers and directors of the Company. (4 months ended October 31, 2014 - $12,306, year ended June 30, 2014 - $38,106, year ended June 30, 2013 - $37,450).

During the 4 month period ended October 31, 2014, the Company issued 166,667 shares in settlement of debt of $125,000 owing to a director.

6. PROPERTY AND EQUIPMENT

	June 30, 2015			October 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 5,650	$ 4,646	$ 1,004	$ 6,250	$ 4,497	$ 1,753
Furniture and fixtures	95,912	42,206	53,706	103,605	37,744	65,861
Leasehold improvements	159,110	37,636	121,474	176,020	32,037	143,983
	$ 260,672	$ 84,488	$ 176,184	$ 285,875	$ 74,278	$ 211,597

	June 30, 2014
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 6,502	$ 4,247	$ 2,255
Furniture and fixtures	107,944	34,613	73,331
Leasehold improvements	185,615	27,643	157,972
	$ 300,061	$ 66,503	$ 233,558

7. DEFERRED LEASE INCENTIVE

In February 2013, the Company received C$18,840 ($18,759) from the landlord for tenant improvement reimbursements which has been recorded as a lease incentive. It has been amortized on a straight line basis over the lease term of 10 years. Each year’s portion of the lease incentive has been offset against the rent expense.

8. COMMITMENT

The Company is committed until May 31, 2022 for payments totaling C$372,090 for premises under lease. The minimum lease payments over the next five years are as follows:

2016	C$ 47,100
2017	47,100
2018	50,868
2019	50,868
2020	50,868
C$ 246,804

9. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	8 months ended		4 months ended	12 months ended
	June 30, 2015	June 30, 2014	October 31, 2014	June 30, 2014	June 30, 2013
		(unaudited)
Loss before income taxes	$(86,165)	$(74,464)	$(51,635)	$(115,482)	$(123,763)
Corporate tax rate	34%	34%	34%	34%	34%
Expected income tax recovery	(29,000)	(26,000)	(17,556)	(39,262)	(42,080)
Increase (decrease) resulting from:
Foreign exchange and others	10,000	(8,000)	-	90	96
Impact of foreign statutory tax rates	2,000	7,000	3,077	9,216	9,878
Change in valuation allowance	17,000	27,000	14,479	29,956	32,106
Future income tax recovery	$-	$-	$-	$-	$-

The tax effects of temporary differences that give rise to the Company's future tax assets are as follows:

	June 30, 2015	October 31, 2014	June 30, 2014	June 30, 2013
Property and equipment	$22,000	$19,849	$17,291	$6,624
Loss carry forwards	133,000	63,102	57,674	39,015
Other	-	174	179	195
	155,000	83,125	75,144	45,834
Valuation allowance	(155,000)	(83,125)	(75,144)	(45,834)
	$-	$-	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company non-capital losses which can be applied to reduce future taxable income, expire as follows:

Property, plant, and equipment	$ 84,000	No expiry
Non-capital losses – US	$ 227,000	2034 - 2035
Non-capital losses - Canada	$ 216,000	2034 - 2035

10. CAPITAL STOCK

On October 20, 2014, the Company issued 30,000,000 shares to acquire The Spud Shack Fry Company Ltd., an operating British Columbia based restaurant.

In November 2014, the Company issued 21,500,000 shares on conversion of 64,500 of convertible debt.

In April 2015, the Company issued 5,000,000 shares on conversion of 5,000 of convertible debt.

As at June 30, 2015, the company has no stock options or share purchase warrants outstanding.

11. CONVERTIBLE PROMISSORY NOTES

The Company has outstanding various promissory notes as at June 30, 2015:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	60,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
	$388,892

The Company assessed the conversion options of the promissory notes granted during the 8 months ended June 30, 2015 and determined they had beneficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $24,018. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of June 30, 2015.

The amount of interest payable on these notes was $13,920 as of June 30, 2015 and is included in accounts payable.

During the year ended June 30, 2015, $69,500 of debt was converted into 26,500,000 common shares.

12. FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Fair value measurement is based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are:

Level 1 —

Quoted prices that are available in active markets for identical assets or liabilities.

Level 2 —

Quoted prices in active markets for similar assets that are observable.

Level 3 —

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At June 30, 2015, the Company had Level 1 financial instruments, consisting of cash with a fair value of $20,043 and bank indebtedness of $16,629.

The Company's financial instruments generally consist of cash deposits, bank indebtedness, accounts payable, convertible notes payable, and amounts due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the United States dollar. In addition, as the Company’s subsidiary’s functional currency is the Canadian dollar, the Company is exposed to foreign currency translation risk. The Company does not use derivative instruments to reduce this currency risk.

13. SUBSEQUENT EVENTS

In August 2015, the Company issued 10,000,000 shares on conversion of $10,000 in debt.