Form 10-Q
period 2015-09-30
MONARCHY VENTURES INC
filed 2015-12-01
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 2015

Commission File number 333-172825

MONARCHY VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0525633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D612 Las Vegas, NV 89103
(Address of principal executive offices)

702-318-7545
(Registrant’s telephone number)

Calle urique número 5, Colonia Fuentes de Bellavista, c.p. 33880 Hidalgo del Parral, Chihuahua, Mexico
(Former address, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes      .  No      .  N/A  X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 25, 2015: 66,937,187

 PART 1 – FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

MONARCHY VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash or cash equivalents	$18,665	$20,043
Inventory	4,688	5,033
Total current assets	23,353	25,076

Non-current Assets
Deposits	3,087	3,315
Property and equipment, net	153,904	176,184
Total non-current assets	156,991	179,499

TOTAL ASSETS	$180,344	$204,575

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$10,748	$16,629
Accounts payable	166,663	160,745
Accrued liabilities	1,848	1,985
Convertible notes payable	382,117	388,892
Due to related parties	462,724	493,283
Current portion of deferred lease incentive	1,407	1,510
Total current liabilities	1,025,507	1,063,044
Long Term Liabilities
Deferred lease incentive	8,088	9,062

TOTAL LIABILITIES	1,033,595	1,072,106

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized, at $0.001 par value; 66,937,845 shares issued and outstanding at September 30, 2015 (56,937,845 at June 30, 2015)	66,938	56,937
Additional paid-in capital	70,191	67,018
Accumulated other comprehensive income	75,941	54,982
Accumulated deficit	(1,066,321)	(1,046,468)

Total stockholders’ deficiency	(853,251)	(867,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$180,344	$204,575

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	September 30, 2015	September 30, 2014

REVENUE	$98,623	$83,060
COST OF GOODS SOLD	(65,887)	(58,376)
GROSS MARGIN	32,736	24,684

EXPENSES
Depreciation	10,411	14,264
General and administrative	23,432	14,607
Management wages	6,878	8,266
Professional fees	3,225	2,273
Rent	8,643	16,186
TOTAL OPERATING EXPENSES	52,589	55,596
NET LOSS FROM OPERATIONS	(19,853)	(30,912)
OTHER COMPREHENSIVE INCOME
Foreign exchange translation gain	20,959	13,769

COMPREHENSIVE INCOME (LOSS)	$1,106	$(17,143)

NET LOSS PER COMMON SHARE
Basic and diluted	$0.000	$(0.001)
WEIGHTED AVERAGE OUTSTANDING SHARES – Basic and diluted	58,568,280	30,437,843

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three months ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,853)	$(30,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,411	14,264
Non-cash interest expense	3,225	-
Amortization of deferred lease incentive	(360)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,201	5,261
Net cash provided by (used in) operating activities	1,624	(11,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	-	(1,287)
Net cash provided by (used in) investing activities	-	(1,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank borrowings (repayments)	(4,849)	(1,104)
Advances for convertible debt	3,225	-
Advances from related parties	-	13,777
Net cash provided by (used in) financing activities	(1,624)	12,673
Effect of foreign exchange	(1,378)	(1,112)
Net decrease in cash	(1,378)	(1,113)

CASH, BEGINNING OF PERIOD	20,043	23,418
CASH, END OF PERIOD	$18,665	$22,305

The accompanying notes are an integral part of these consolidated financial statements.

MONARCHY VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company, Monarchy Ventures, Inc. (formerly Monarchy Resources, Inc.), was incorporated under the laws of the State of Nevada on June 16, 2010.

On October 20, 2014 the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a restaurant located in British Columbia, Canada.

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

At September 30, 2015, the Company has a working capital deficit, stockholders’ deficit and operating losses for past two years. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Transition Report on Form 10-K of the Company for the 8 months ended June 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Included in the statements is convertible debt of $161,599 and interest of $10,204 which the lender is demanding repayment but the Company is disputing. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the 8 months ended June 30, 2015 included in the Company’s transition report on Form 10-KT.

2. RELATED PARTIES

As of September 30, 2015, amounts of $462,724 were owing to related parties (June 30, 2015: $493,283). These amounts are unsecured, and have no fixed interest or repayment terms.

During the three months ended September 30, 2015 and 2014, $6,878 and $8,266, respectively, was incurred as remuneration to a shareholder of the Company who serves as the manager of the restaurant operation.

 3. PROPERTY AND EQUIPMENT

September 30, 2015	Cost	Accumulated Depreciation	Net Book Value September 30, 2015
Computer equipment	$ 5,262	$ 4,456	$ 806
Furniture and fixtures	89,320	41,806	47,514
Leasehold improvements	148,175	42,591	105,584
	$ 242,757	$ 88,853	$ 153,904

June 30, 2015	Cost	Accumulated Depreciation	Net Book Value June 30, 2015
Computer equipment	$ 5,650	$ 4,646	$ 1,004
Furniture and fixtures	95,912	42,206	53,706
Leasehold improvements	159,110	37,636	121,474
	$ 260,672	$ 84,488	$ 176,184

4. LEASE INCENTIVE

In February 2013, the Company received CAD $18,840 from the landlord for tenant improvement reimbursements which has been recorded as a lease incentive. It has been amortized on a straight line basis over the lease term of 10 years. Each year’s portion of the lease incentive has been offset against the rent expense.

5. COMMITMENT

The Company is committed until May 31, 2022 for payments totaling CAD$219,486 for premises under lease. The minimum lease payments over the next five years are as follows:

2016	CAD$ 23,550
2017	47,100
2018	47,100
2019	50,868
2020	50,868
CAD$ 219,486

6. CAPITAL STOCK

In September 2015, the Company issued 10,000,000 shares in satisfaction of $10,000 in debt.

7. CONVERTIBLE PROMISSORY NOTES

As at September 30, 2015, the Company has $382,117 (June 30, 2015 - $388,892) in convertible promissory notes that are due on demand, bear interest at 5% and are unsecured. $75,000 of these promissory notes are convertible at $0.01, while the remaining $307,117 are convertible at $0.001. If the balance outstanding were converted into common shares, the amount of shares to be issued would be 314,617,000 common shares.

During the period ended September 30, 2015, $3,225 of convertible notes were issued which had beneficial conversion features with intrinsic values in excess of the principal balance. As a result, the Company recorded debt discounts of $3,225. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense during the period.

During the period ended September 30, 2015, $10,000 of debt was converted into $10,000,000 common shares.

8. SUBSEQUENT EVENTS

On October 30, 2015, the Company received $5,733 in convertible debt financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Monarchy Ventures, Inc. (“Monarchy” or the “Company”) and the notes which form an integral part of the consolidated financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

We have a limited operating history and have not yet generated or realized any profits from our activities. We have commenced mining operation in Mexico through our investment in New World Metals SAPI but we have yet to undertake any exploration activity on our Philippine property, La Carlota. Our restaurant operation is likewise relatively new and has yet to generate any profits.

As of September 30, 2015, we had a working capital deficit of $1,002,154 which is only slight improvement over the working capital deficit of $1,037,967 at June 30, 2015. This improvement resulted primarily a reduction in bank indebtedness, dues to related parties, and accounts payable as well as fluctuations in the USD/CAD exchange rate. We also settled a portion of the convertible debt by converting the debt to shares.

For the 3 months ending September 30, 2015 we had a net loss from operations of $19,853 compared to a net loss of $30,912 from operations for the 3 months ending September 30, 2014. This improvement resulted from increased sales and an overall reduction in operating expenses. Our comprehensive income for the 3 months ending September 30, 2015 was a net profit of $1,106 as a result of foreign exchange translation gains.

Foreign Currency and Exchange Rates

Our Company has assets in Mexico and Canada and, when applicable, will pay expenses in the local currency. Any currency fluctuation in an adverse way will increase our costs and affect our ability to generate profits from our activities.

Requirements for Cash over the next twelve months

Despite the commitment of our director to advance us funds over the next twelve months, our future financial success will be dependent on our ability to obtain third party debt or equity financing and ultimately on the ability of the restaurant in Canada to generate profits. As of the date of this Form 10-Q, we have not generated sufficient revenues, and have experienced negative cash flow from operations. We may not be able to secure other sources of financing or any available sources may not be on favourable terms.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of September 30, 2015.

 PART II – OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

On October 7, 2015, we received a letter from an attorney demanding repayment of $171,803 of principal and accrued interest on funds allegedly advanced to the company by his client. Although this historical debt was recorded on our consolidated financial statements and confirmed by our auditors, there are some discrepancies in the documents provided by the attorney in support of the demand for repayment. We have requested further evidence of the advances so that we can make a determination as to the validity of the debt and what terms and conditions may apply. As of the date of this report, we have not received a response.

 ITEM 1A. RISK FACTORS

Not required for a smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2015, the Company issued 10,000,000 shares in satisfaction of $10,000 in debt.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

3	Corporate Charter*

3(i)	Articles of Incorporation*

3(ii)	By-laws*

10.1	Transfer Agent and Registrar Agreement*

10.2	Share Exchange Agreement dated May 14, 2013 (incorporated by reference to the Form 8 filed on May 14, 2013.

10.3	Share Exchange Agreement dated July 9, 2013 (incorporated by reference to the Form 8 filed on July 9, 2013)

31	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Registration Statement on Form S-1 filed on March 15, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONARCHY VENTURES INC.

Date: November 26, 2015	/s/ Timothy Ferguson
Timothy Ferguson Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director