Form 10-Q
period 2015-12-31
I-WELLNESS MARKETING GROUP INC.
filed 2016-03-17
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended December 31, 2015

Commission File number 333-172825

I-WELLNESS MARKETING GROUP INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 26, 2016: 66,937,187

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash or cash equivalents	$18,063	$20,043
Inventory	4,536	5,033
Total current assets	22,599	25,076

Non-current Assets
Deposits	2,988	3,315
Property and equipment	148,216	176,184
Total non-current assets	151,204	179,499

TOTAL ASSETS	$173,803	$204,575

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$13,242	$16,629
Accounts payable	167,135	160,745
Accrued liabilities	1,788	1,985
Convertible notes payable	388,660	388,892
Due to related parties	449,358	493,283
Current portion of deferred lease incentive	1,361	1,510
Total current liabilities	1,021,544	1,063,044
Long Term Liabilities
Deferred lease incentive	7,487	9,062

TOTAL LIABILITIES	1,029,031	1,072,106

STOCKHOLDERS’ DEFICIENCY
Common stock 300,000,000 shares authorized, at $0.001 par value; 66,937,845 shares issued and outstanding at December 31, 2015 (56,937,845 at June 30, 2015)	66,938	56,937
Additional paid-in capital	76,728	67,018
Accumulated other comprehensive income	85,148	54,982
Accumulated deficit	(1,084,042)	(1,046,468)

Total stockholders’ deficiency	(855,228)	(867,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$173,803	$204,575

The accompanying notes are an integral part of these interim consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	December 31		December 31
	2015	2014	2015	2014

REVENUE	$105,608	$99,186	$204,337	$182,695
COST OF GOODS SOLD	(74,696)	(69,565)	(140,695)	(128,253)
GROSS MARGIN	30,912	29,621	63,642	54,442

EXPENSES
Depreciation	746	7,521	11,064	15,366
General and administrative	26,671	17,506	49,013	32,136
Management wages	7,867	9,248	14,757	17,545
Professional fees	6,543	4,692	9,768	7,020
Rent	7,623	9,794	16,615	25,862
TOTAL OPERATING EXPENSES	49,450	48,761	101,217	97,929
NET LOSS	(18,538)	(19,141)	(37,575)	(43,487)
OTHER COMPREHENSIVE INCOME
Foreign exchange translation gain	9,208	351	30,167	1,713

COMPREHENSIVE LOSS	$(9,330)	$(18,790)	$(7,408)	$(41,774)

NET LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES – basic and diluted	66,937,845	30,437,843	65,035,671	30,437,843

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six months ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,575)	$(43,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,064	15,366
Professional fees	9,768	-
Amortization of deferred lease incentive	(713)	(565)
Changes in operating assets and liabilities:
Prepaid expenses	-	938
Accounts payable and accrued expenses	9,514	8,055
Net cash used in operating activities	(7,941)	(19,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	-	(2,751)
Net cash used in investing activities	-	(2,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank borrowings	(1,827)	(195)
Advances for convertible debt	9,768	-
Advances from related parties	-	19,970
Net cash provided by financing activities	7,941	19,775
Effect of foreign exchange	(1,980)	801
Net decrease in cash	(1,980)	(2,669)

CASH, BEGINNING OF PERIOD	20,043	23,418
CASH, END OF PERIOD	$18,063	$21,550

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

On October 20, 2014 the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a restaurant located in British Columbia, Canada.

On December 21, 2015, the Company entered into an exclusive marketing agreement and was granted the exclusive worldwide marketing rights to a health and fitness application called 60K which is currently under development for iPhone, Android, tablets and desktop computers. Pursuant to the exclusive marketing agreement the Company will provide $100,000 in initial financing to complete the application as well as for marketing the release of a prototype. The Company will retain 30% of all revenue generated by the application.

In January 2016, the Company merged with its wholly owned subsidiary, I-Wellness Marketing Group Inc. which is a Nevada corporation incorporated during the six months ended December 31, 2015.

In February 9, 2016, the Company changed its name from Monarchy Ventures Inc. to I-Wellness Marketing Group Inc.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-K of the Company for the period ended June 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for period ended June 30, 2015 included in the Company’s transition report on Form 10-K.

2. RELATED PARTIES

As of December 31, 2015, amounts of $449,358 were owing to related parties (June 30, 2015: $493,283). These amounts are unsecured, and have no fixed interest or repayment terms.

During the six months ended December 31, 2015 and 2014, $14,757 and $17,545, respectively, was incurred as remuneration to a shareholder of the Company who serves as the manager of the restaurant operation.

3. PROPERTY AND EQUIPMENT

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value December 31, 2015
Computer equipment	$ 5,092	$ 4,436	$ 656
Furniture and fixtures	86,436	42,876	43,560
Leasehold improvements	143,392	39,392	104,000
	$ 234,920	$ 86,704	$ 148,216

June 30, 2015	Cost	Accumulated Depreciation	Net Book Value June 30, 2015
Computer equipment	$ 5,650	$ 4,646	$ 1,004
Furniture and fixtures	95,912	42,206	53,706
Leasehold improvements	159,110	37,636	121,474
	$ 260,672	$ 84,488	$ 176,184

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
CAD$ 219,486

6. CONVERTIBLE PROMISSORY NOTES

As at December 31, 2015, the Company has $388,660 (June 30, 2015 - $388,892) in convertible promissory notes that are due on demand, bear interest at 5% and are unsecured. $75,000 of these promissory notes are convertible at $0.01, while the remaining are convertible at $0.001.

During the six months ended December 31, 2015, $9,768 of convertible notes issued were issued with beneficial conversion features with intrinsic values in excess of the principal balance. As a result, the Company recorded a debt discount of $9,768. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense during the period.

During the six months ended December 31, 2015, $10,000 was converted into $10,000,000 common shares.

7. SUBSEQUENT EVENT

On February 26, 2016, the Company received CAD $1,846 in convertible debt financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of I-Wellness Marketing Group Inc. (“I-Wellness” or the “Company”) and the notes which form an integral part of the consolidated financial statements which are attached hereto.

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

As of December 31, 2015, we had a working capital deficit of $998,945, an improvement over the working capital deficit of $1,037,967 at June 30, 2015. This improvement resulted primarily from fluctuations in the USD/CAD exchange rate. We also settled a portion of convertible debt by converting the debt to shares.

For the 6 months ending December 31, 2015 we had a net loss from operations of $37,574 compared to a net loss of $43,486 from operations for the 6 months ending December 31, 2014. This improvement resulted from increased sales and a reduction of some operating expenses. Our comprehensive income for the 6 months ending December 31, 2015 was a net profit of $30,167 as a result of foreign exchange translation gains.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

 Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2015.

PART 2 – OTHER INFORMATION

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

In December 2015, the Company issued 10,000,000 shares in satisfaction of $10,000 in debt.

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

I-WELLNESS MARKETING GROUP INC.

Date: March 17, 2016	/s/ Timothy Ferguson
Timothy Ferguson Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director