Form 10-Q
period 2016-03-31
I-WELLNESS MARKETING GROUP INC.
filed 2016-05-26
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2016:   66,937,187

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$19,275	$20,043
Inventory	4,841	5,033
Total current assets	24,116	25,076

Non-current Assets
Deposits	3,188	3,315
Property and equipment	152,530	176,184
Total non-current assets	155,718	179,499

TOTAL ASSETS	$179,834	$204,575

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$13,319	$16,629
Accounts payable	164,826	160,745
Accrued liabilities	1,908	1,985
Convertible notes payable	400,752	388,892
Due to related parties	476,256	493,283
Current portion of deferred lease incentive	1,453	1,510
Total current liabilities	1,058,515	1,063,044
Long Term Liabilities
Deferred lease incentive	7,626	9,062

TOTAL LIABILITIES	1,066,141	1,072,106

STOCKHOLDERS’ DEFICIENCY
Common stock 300,000,000 shares authorized, at $0.001 par value; 66,937,845 shares issued and outstanding at March 31, 2016 (56,937,845 at June 30, 2015)	66,938	56,937
Additional paid-in capital	88,832	67,018
Accumulated other comprehensive income	66,474	54,982
Accumulated deficit	(1,108,551)	(1,046,468)

Total stockholders’ deficiency	(886,307)	(867,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$179,834	$204,575

The accompanying notes are an integral part of these interim consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the three months ended
	March 31,		March 31,
	2016	2015	2016	2015

REVENUE	$103,836	$94,986	$308,330	$278,773
COST OF GOODS SOLD	(67,096)	(60,760)	(207,788)	(189,306)
GROSS MARGIN	36,739	34,226	100,542	89,468

EXPENSES
Depreciation	5,329	6,883	16,393	22,316
General and administrative	11,597	6,188	38,534	33,466
Interest expense	17,914	35,251	40,062	39,928
Management wages	6,561	7,255	21,306	24,758
Professional fees	7,471	5,878	17,239	12,731
Rent	12,363	11,098	29,091	36,929
TOTAL OPERATING EXPENSES	61,235	72,553	162,625	170,128
NET LOSS	(24,496)	(38,327)	(62,083)	(80,660)
OTHER COMPREHENSIVE INCOME
Foreign exchange translation gain	-	-	11,492	3,916

COMPREHENSIVE LOSS	$(24,496)	$(38,327)	$(50,591)	$(76,744)

NET LOSS PER COMMON SHARE	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES – basic and diluted	64,137,845	30,437,843	64,137,845	30,437,843

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,083)	$(80,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,393	22,316
Non-cash interest expense	21,861	-
Amortization of deferred lease incentive	(1,056)	(546)
Changes in operating assets and liabilities:
Prepaid expenses	-	906
Accounts payable and accrued expenses	5,617	(7,067)
Net cash used in operating activities	(19,268)	(65,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	-	(3,489)
Net cash used in investing activities	-	(3,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank borrowings (repayments)	(2,592)	(3,774)
Advances for convertible debt	21,861	35,020
Advances from related parties	-	37,294
Net cash provided by financing activities	19,268	68,539
Effect of foreign exchange	(768)	(1,700)
Net decrease in cash	(768)	(1,700)

CASH, BEGINNING OF PERIOD	20,043	23,418
CASH, END OF PERIOD	$19,275	$21,718

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(Formerly Monarchy Ventures Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

In January 2016, the Company merged with its wholly owned subsidiary, I-Wellness Marketing Group Inc., which is a Nevada corporation incorporated during the six months ended March 31, 2016.

In February 9, 2016, the Company changed its name from Monarchy Ventures Inc. to I-Wellness Marketing Group Inc.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds through a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-K of the Company for the period ended June 30, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for period ended June 30, 2015 included in the Company’s transition report on Form 10-K.

2. RELATED PARTIES

As of March 31, 2016, amounts of $476,256 were owing to related parties (June 30, 2015: $493,283). These amounts are unsecured and have no fixed interest or repayment terms.

During the nine months ended March 31, 2016 and 2015, $17,239 and $12,731 was incurred as remuneration to a shareholder of the Company who serves as the manager of the restaurant operation.

3. PROPERTY AND EQUIPMENT

March 31, 2016	Cost	Accumulated Depreciation	Net Book Value March 31, 2016
Computer equipment	$5,434	$4,867	$567
Furniture and fixtures	92,239	48,337	43,902
Leasehold improvements	153,017	44,957	108,061
	$250,690	$98,160	$152,530

June 30, 2015	Cost	Accumulated Depreciation	Net Book Value June 30, 2015
Computer equipment	$5,650	$4,646	$1,004
Furniture and fixtures	95,912	42,206	53,706
Leasehold improvements	159,110	37,636	121,474
	$260,672	$84,488	$176,184

4. COMMITMENT

The minimum lease payments over the next five years are as follows:

2016	CAD$ 23,550
2017	47,100
2018	47,100
2019	50,868
2020	50,868
CAD$ 219,486

5. CONVERTIBLE PROMISSORY NOTES

As at March 31, 2016, the Company has $400,752 (June 30, 2015 - $388,892) in convertible promissory notes that are due on demand, bear interest at 5% and are unsecured. $75,000 of these promissory notes are convertible at $0.01, while the remaining are convertible at $0.001.

During the nine months ended March 31, 2016, $21,861 of convertible notes issued were issued with beneficial conversion features with intrinsic values in excess of the principal balance. As a result, the Company recorded a debt discount of $21,861. In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense during the period.

During the nine months ended March 31, 2016, $10,000 was converted into 10,000,000 common shares.

7. SUBSEQUENT EVENT

On March 19, 2016, the Company received $5,801 in convertible debt financing.

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

We have a limited operating history and have not yet generated or realized any profits from our activities. Activities at our mining operations have been suspended pending further financing. Our restaurant operation is cash flow positive but the net income is insufficient to cover all the costs related to maintaining a publically traded company. Our software app is still in its early stages of development so has not yet generated any revenues.

As of March 31, 2016, we had a working capital deficit of $1,034,399, a slight improvement over the working capital deficit of $1,037,967 at June 30, 2015. This improvement resulted primarily from fluctuations in the USD/CAD exchange rate. We also settled a portion of convertible debt by converting the debt to shares.

For the 9 months ending March 31, 2016 we had a net loss from operations of $62,083 compared to a net loss of $80,660 from operations for the 9 months ending March 31, 2015. This improvement resulted from increased sales and reduction of operating expenses.   Our comprehensive income for the 9 months ending March 31, 2016 was a net profit of $11,492 as a result of foreign exchange translation gains.

Foreign Currency and Exchange Rates

Our Company has assets in Mexico, Canada, and the Ukraine and, when applicable, will pay expenses in the local currency.  Any currency fluctuation in an adverse way will increase our costs and affect our ability to generate profits from our activities.

Requirements for Cash over the next twelve months

Despite the commitment of our director to advance us funds over the next twelve months, our future financial success will be dependent on our ability to obtain third party debt or equity financing and ultimately on the ability of assets to generate profits. As of the date of this Quarterly Report on Form 10-Q, we have not generated sufficient revenues to cover expenses. We may not be able to secure other sources of financing or any available sources may not be on favourable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2016.

PART 2 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 7, 2015, we received a letter from an attorney demanding repayment of $171,803 of principal and accrued interest on funds allegedly advanced to the company by his client. Although this historical debt was recorded on our consolidated financial statements and confirmed by our auditors, there are some discrepancies in the documents provided by the attorney in support of the demand for repayment. We have requested further evidence of the advances so that we can make a determination as to the validity of the debt and what terms and conditions may apply. As of the date of this report, we have not received a response. Nevertheless, we have made direct contact with the interested party in an attempt to negotiate a settlement.

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

I-WELLNESS MARKETING GROUP INC.

Date: May 24, 2016	/s/ Timothy Ferguson
Timothy Ferguson Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director