Form 10-K
period 2016-06-30
I-WELLNESS MARKETING GROUP INC.
filed 2017-02-17
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

COMMISSION FILE NUMBER 333-172825

I-WELLNESS MARKETING GROUP INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-0525633
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3651 Lindell Road Suite D612, Las Vegas, NV 89103
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code	(702) 318-7545

Securities registered pursuant to Section 12(b) of the Act:	NONE.
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 3, 2017: $5,004,625.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 14, 2017, the Registrant had 66,937,845 shares of common stock outstanding.

I-WELLNESS MARKETING GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

New World has mined gold and silver raw ore in its three small Mexican Mines. In order to mill, float, smelt and refine this ore, we must invest in additional equipment. No third party calculation of the gold in place at the three Mexican Claims has been made.

We have previously spent significant funds on these three Mexican mining interests since their acquisition. We have not yet undertaken sufficient exploration work on our mineral claim in the Philippines, La Carlota. We have mined the Mexican claims and hope that the mining becomes profitable. We are also hopeful that our future exploration programs on the La Carlota claim will identify mineralization which eventually can be put into commercial production. However, it should be kept in mind that very few mineral claims explored are ever able to go into commercial production. This might be the case with La Carlota. Nevertheless, we would like to be able to generate revenue from La Carlota by selling the mineral we locate on the claim.

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

(ii)

Distribution methods of the products or services;

Not applicable to our previous and now discontinued mining operations. Our restaurant operation has one location for walk-in customers.

(iii)

Status of any publicly announced new product or service;

Not applicable

(iv)

Competitive business conditions and the smaller reporting company's competitive position in the industry and methods of competition;

We are a small company with limited personnel and funds. There are many other restaurant companies who have more personnel at their disposal and funds on hand to undertake substantial expansion of locations on restaurants they own. In the market place for workers they will have advantage over us because they can offer higher salaries and longer periods of employment. This puts our Company as a disadvantage in seeking workers for future expansion to new locations of the Spud Shack Fry Company Ltd.

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

Not applicable

(xii)

Number of total employees and number of full-time employees

We have approximately 10 employees at our restaurant operating and no employees for our mining operation other than our directors and officers.

ITEM 1A.

RISK FACTORS.

As a smaller reporting company we are not required to provide this information.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

LEGAL PROCEEDINGS.

On October 7, 2015, we received a letter from an attorney demanding repayment of $171,803 of principal and accrued interest on funds allegedly advanced to the company by his client. Although this historical debt has been recorded on our financial statements and was confirmed by our auditors, there are some discrepancies in the documents provided by the attorney in support of the demand for repayment. We have requested further evidence of the advances so that we can make a determination as to the validity of the debt and what terms and conditions may apply. As of the date of this report, we have not received a response.

ITEM 3.

MINE SAFETY DISCLOSURES.

On October 17, 2014 the Company concluded the acquisition of 100% of the outstanding shares of Spud Shack Fry Company and subsequently, The Company has discontinued its interests in the Mexican mining properties with New World Metals SAPI and the La Carlota mineral claim in the Philippines.

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

ITEM 4.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “IWMG” The following is a summary of the high and low closing bid prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended June 30, 2016:
First Quarter	$1.34	$0.46
Second Quarter	$0.55	$0.265
Third Quarter	$0.91	$0.31
Fourth Quarter	$0.40	$0.10

The share prices above reflect our 1-for-3 stock consolidation effective November 24, 2014.

On June 30, 2016, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our common stock was $0.11.

Stockholders

As of June 30, 2016, we had approximately 19 shareholders of record and 66,937,845 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.

Transfer Agent

Our transfer agent is Action Stock Transfer Corp. at: 2469 E. Fort Union Blvd Suite 124 Salt Lake City, UT 84121. Tel: (801) 274-1088, Fax: (801) 274-1099

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Recent Sales of Unregistered Securities

During the year ended June 30, 2016, $10,000 (2015 - $69,500) of debt was converted into 10,000,000 (2015 – 26,500,000) common shares as follows:

Effective Date	Purpose	Shares	Value
September 15, 2015	Conversion of debt[1]	10,000,000	$ 10,000
Total		10,000,000	$ 10,000

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

ITEM 5.

SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 6.

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

Overview

The Company, I-Wellness Marketing Group Inc. (formerly Monarchy Ventures Inc.) (the “Company”), was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value..

On October 17, 2014, the Company acquired 100% of the outstanding shares of The Spud Shack Fry Company Ltd., an operating British Columbia based restaurant company (“Spud Shack”). Under the terms of the Agreement, the Company acquired 100% of Spud Shack in exchange for the issuance of 90,000,000 restricted common shares of the Company at a deemed price of $0.01 per share for a total acquisition cost of $900,000. The Agreement was closed on Friday, October 17, 2014.

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

As of June 30, 2016, we had a working capital deficit of $1,050,249 and an accumulated deficit of $1,135,522.

Despite the commitment of one of our director to continue to advance us funds over the next twelve months, our future financial success will be dependent on the success of the restaurant and further development of “60K”, our health and fitness application.

Our Company has no current plans, proposals or arrangement, written or otherwise, to seek a business combination with another entity.

Results of Operations

The Year Ended June 30, 2016 compared to the Year Ended June 30, 2015

During the year ended June 30, 2016 and June 30, 2015 our restaurant generated gross income of $134,688 and $115,170, respectively. This increase can be attributed to an increase in total sales over the same period while cost of goods decreased from 70% in 2015 to 67% for 2016.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended June 30, 2016 and 2015was $26,505 and $77,942, respectively. This can be attributable to an increase in our expenses for the years ended June 30, 2016 and 2015 were $223,742 and $252,970, respectively. The decrease in expenses is attributable to a decrease in general and administrative expenses and depreciation offset by an increase in interest expense and professional fees. Changes in foreign exchange improved the company’s financial position by $12,304 during the year ended June 30, 2016 such that the losses for the year ended June 30, 2016 were $(76,750) compared to ($90,832) for the same period in 2015.

Net cash used in investing activities for the year ended June 30, 2016 and 2015, was $-0- and $4,144, respectively. As the restaurant operation matures and the menu stabilizes, we expect the need for new food preparation property and equipment to decline as evidenced by the drop in the purchase on property and equipment.

Net cash provided by financing activities for the year ended June 30, 2016 and 2015, was $26,505 and $65,837, respectively. As our restaurant sales have grown or required for cash infusions have declined.

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

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements attached to this Form 10-K for the year ended June 30, 2016 have been audited by our independent auditor, Dale Matheson Carr-Hilton Labonte LLP, Chartered Professional Accountants.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of June 30, 2016.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal controls over financial reporting during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

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

Our officers and directors and their respective ages and positions as of June 30, 2016 were as follows:

Name and address	Age	Position(s)
Tim Ferguson 3651 Lindell Road Suite D612 Las Vegas, NV 89103	52	Chief Executive Officer, Chief Financial Officer, President and Director

Ambrocio Lainez-Morales 3651 Lindell Road Suite D612 Las Vegas, NV 89103	50	Director

Tim Ferguson was appointed to the Board of Directors on September 3, 2014 and was appointed as Chief Executive Officer, President, and Chief Financial Officer on September 18, 2014 by a Resolution of the Board of Directors.

Ambrocio Lainez-Morales was appointed to the Board of Directors on September 3, 2014.

A description of the work experience of our directors and officers is as follows.

Mr. Timothy J. Ferguson, aged 52, has been the Owner and President of North By Northwest Ventures Inc., a private Canadian company that is an industry leader in commercial and residential landscape construction working throughout the Greater Vancouver Region and British Columbia for over 19 years. Mr. Ferguson has 25 years of experience in landscaping, land reclamation and environmental mitigation projects. Over this period, Mr. Ferguson has worked with major mining companies, governmental and private developers, and been closely involved in the design, estimating and operational aspects of these projects. Mr. Ferguson attended the British Columbia Institute of Technology where he became certified as a Bioscience Technician. He is also a certified horticultural technician in Canada.

Mr. Ambrocio Lainez-Morales, aged 50, is a certified Journeyman Horticultural Landscaper. For the past 18 years, he has worked full-time for North By Northwest Ventures Inc. with Mr. Ferguson. Mr. Lainez-Morales has served in almost every capacity in the company, beginning as a labourer, through to a site superintendent. Currently, Mr. Lainez-Morales’ primary role in this company is Construction Superintendent, where he is responsible for ensuring projects are completed professionally and accurately. Mr. Lainez-Morales also speaks fluent Spanish.

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

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on July 23, 2010, a Code of Business Conduct and Ethics. I-Wellness’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of I-Wellness and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

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

ITEM 10.

EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay monetary compensation to our directors in 2016 however Danny Close is the manager of our restaurant operation for which he has been paid CAD $3,000 per month.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of June 30, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our executive officers and directors, and (iii) our named executive officers as defined in Item 402(m) (2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Common Stock[1]

Common Stock	Tim Ferguson	18,166,167 (Direct)	27.1%
Common Stock	Danny Close	12,000,000 (Direct)	17.9%
Common Stock	All Directors and Officers as a Group (1 people)	18,166,167 (Direct)	27.1%

Note 1 - The percentage of class beneficially owned is based on 66,937,845 shares of common stock outstanding as of June 30, 2016.

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

Penny Stock Rule

I-Wellness Marketing Group’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in SEC Rule 3a51-1:

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

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction. Disclosure forms detailing the level of risk in acquiring I-Wellness Marketing Group’s shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of I-Wellness Marketing Group’s shares.

From I-Wellness Marketing Group’s point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of I-Wellness Marketing Group due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of I-Wellness Marketing Group. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with I-Wellness Marketing Group and if we are unable to raise future investment capital the price per share may deteriorate to a point that an investor’s entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

I-Wellness Marketing Group has not issued any stock options to either of its two directors and officers nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-K. I-Wellness Marketing Group has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 300,000,000 shares of common stock, par value $0.001 per share, of which 66,937,845 shares are presently issued and outstanding as of the date of this Annual Report.

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

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is Frederick C Bauman with an address at: 6440 Sky Pointe Drive Suite 140-149 Las Vegas, NV 89131. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp. located in Salt Lake City, UT., to act as transfer and registrar.

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

ITEM 12.

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

Directors’ Independence

Under NASDAQ Rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As Tim Ferguson is our executive officers and directors, we have determined that Tim Ferguson is not an independent director as defined under NASDAQ Rule 4200(a) (15).  The Company does not have any promoters involved with it.

ITEM 13.

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

	Year Ended June 30, 2016	Year Ended June 30, 2015
Audit Fees	$10,000	$15,000
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$10,000	$15,000

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.2	Bylaws*
31	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer
32	Sec. 906 Certification of Principal Executive Officer and Principal Financial Officer

*Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on March 15, 2011, as amended July 28, 2011, September 28, 2011, November 16, 2011 and February 24, 2012 and declared effective March 12, 2012.

FINANCIAL STATEMENTS SCHEDULES

F-1	Independent Auditor’s Report;
F-2	Balance Sheets as at June 30, 2016 and June 30, 2015

F-3	Statements of Operations for the years ended June 30, 2016 and June 30,2015

F-4	Statement of Stockholders’ Deficiency from June 30, 2012 through June 30, 2016;

F-5	Statements of Cash Flows for year ended June 30, 2015 and June 30, 2015

F-6	Notes to Financial Statements

I-WELLNESS MARKETING GROUP INC.

(formerly Monarchy Ventures Inc.)

Consolidated Financial Statements

Years Ended June 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Stockholders’ Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to the Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of I-Wellness Marketing Group Inc. (formerly Monarchy Ventures, Inc.)

We have audited the accompanying consolidated balance sheets of I-Wellness Marketing Group Inc. (the “Company”) as at June 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

February 14, 2017

I-WELLNESS MARKETING GROUP INC.

(formerly Monarchy Ventures Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015

ASSETS
Current Assets
Cash	$19,218	$20,043
Inventory (Note 3)	6,487	5,033
Total current assets	25,705	25,076

Non-Current Assets
Deposits	5,638	3,315
Property and equipment, net (Note 5)	146,358	176,184

TOTAL ASSETS	$177,701	$204,575

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$13,621	$16,629
Accounts payable	175,901	160,745
Accrued liabilities	2,325	1,985
Convertible notes payable (Note 10)	407,678	388,892
Current portion of deferred lease incentive (Note 6)	1,448	1,510
Due to related parties (Note 4)	474,981	493,283
Total Current Liabilities	1,075,954	1,063,044
Long Term Liabilities
Deferred lease incentive (Note 6)	7,241	9,062
TOTAL LIABILITIES	1,083,195	1,072,106

STOCKHOLDERS’ DEFICIENCY
Common Stock
300,000,000 shares authorized, at $0.001 par value:
66,937,845 shares issued and outstanding as at June 30, 2016 (56,937,845 shares issued and outstanding as at June 30, 2015)	66,937	56,937
Additional Paid-In Capital	95,805	67,018
Accumulated Other Comprehensive Income	67,286	54,982
Accumulated Deficit	(1,135,522)	(1,046,468)

Total Stockholders’ Deficiency	(905,494)	(867,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$177,701	$204,575

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	June 30, 2016	June 30, 2015

REVENUE	$410,701	$378,899
COST OF GOODS SOLD	(276,013)	(263,729)
GROSS MARGIN	134,688	115,170

EXPENSES
Depreciation	22,071	29,487
General and administrative	37,518	63,486
Interest expense	55,499	46,594
Management wages (Note 4)	29,440	33,357
Professional fees	38,042	34,296
Rent	41,172	45,750
TOTAL OPERATING EXPENSES	223,742	252,970
NET LOSS FROM OPERATIONS	(89,054)	(137,800)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	12,304	46,968

COMPREHENSIVE LOSS	$(76,750)	$(90,832)

NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)
Basic and diluted
WEIGHTED AVERAGE OUTSTANDING SHARES	64,834,020	51,518,422
Basic and diluted

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Number	Par value	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance, June 30, 2014	250	$238	$-	$8,014	$(297,853)	$(289,601)
Shares issued to former shareholders of Spud Shack (Note 1)	30,000,000	30,000	-	-	26,970,000	27,000,000
Recapitalization adjustment	436,937	199	-	-	(27,580,815)	(27,580,616)
Fractional rounding due to share consolidation	658	-	-	-	-	-
Issuance of common shares on conversion of debt (Note 9)	26,500,000	26,500	43,000	-	-	69,500
Beneficial conversion features from debt (Note 10)	-	-	24,018	-	-	24,018
Foreign currency translation	-	-	-	46,968	-	46,968
Net loss for the year	-	-	-	-	(137,800)	(137,800)
Balance as of June 30, 2015	56,937,845	56,937	67,018	54,982	(1,046,468)	(867,531)
Issuance of common shares on conversion of debt (Note 9)	10,000,000	10,000	-	-	-	10,000
Beneficial conversion features from debt (Note 10)	-	-	28,787	-	-	28,787
Foreign currency translation	-	-	-	12,304	-	12,304
Net loss for the year	-	-	-	-	(89,054)	(89,054)
Balance as of June 30, 2016	66,937,845	$66,937	$95,805	$67,286	$(1,135,522)	$(905,494)

The accompanying notes are an integral part of these consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

(formerly Monarchy Ventures Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,054)	$(137,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,167	29,487
Non-cash interest expense	28,786	24,018
Amortization of deferred lease incentive	(1,422)	(2,345)
Changes in operating assets and liabilities:
Inventory	(1,630)	1,381
Deposits	(2,415)	2,791
Accounts payable and accrued expenses	17,063	4,526
Net cash used in operating activities	(26,505)	(77,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	-	(4,144)
Net cash used in investing activities	-	(4,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(2,282)	(2,136)
Advances from convertible debt	28,787	24,018
Advances from related parties	-	43,955
Net cash provided by financing activities	26,505	65,837

Effect of foreign exchange on cash	(825)	12,874

Net decrease in cash	(825)	(3,375)

CASH , BEGINNING OF YEAR	20,043	23,418
CASH, END OF YEAR	$19,218	$20,043

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of debt	$10,000	69,500

The accompanying notes are an integral part of these consolidated financial statements.

1. ORGANIZATION

The Company, I-Wellness Marketing Group Inc. (formerly Monarchy Ventures Inc.) (the “Company”), was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value.

On October 20, 2014, the Company completed the acquisition of The Spud Shack Fry Company Ltd. (“Spud Shack”), a British Columbia company, by the issuance of 30,000,000 common shares. As a result, the former shareholders of Spud Shack will control approximately 99% of the issued and outstanding common shares of the Company. The acquisition is a reverse takeover ("RTO") and therefore has been accounted for using the acquisition method with Spud Shack as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary) (Note 9).

On August 20, 2014, the Company completed a 100:1 stock split, and on November 24, 2014, the Company completed a 3:1 reverse stock split. All shares and per share amounts issued have been restated to reflect the above changes.

On January 20, 2016, the Company completed a merger with I-Wellness Marketing Group, Inc., a wholly owned subsidiary incorporated in the State of Nevada. This resulted in a corporate name change of the Company to I-Wellness Marketing Group, Inc. The Company’s new trading symbol is “IWMG”.

Going Concern

These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As at June 30, 2016, the Company has a working capital deficit of $1,050,249, an accumulated deficit of $1,135,522, is not able to finance day to day activities through operations and had recurring losses since inception. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations. These uncertainties cast significant doubt about the Company’s ability to continue as a going concern. The Company requires additional funds to meet its obligations and to fund the costs of its operations.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US generally accepted accounting principles (“US GAAP”), and are presented in United States dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Spud Shack Fry Company Ltd., a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. For all periods presented, the Company reported a loss and therefore the effect of all common share equivalents would be anti-dilutive. As at June 30, 2016, the Company has 340,178,750 (2015 – 321,392,000) potentially dilutive shares outstanding.

Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the expected lives and impairment considerations of property and equipment, determination of fair values of stock based transactions and valuation of deferred income taxes.

Significant accounting judgements

The preparation of consolidated financial statements in accordance with US GAAP requires management to make judgements, apart from those involving estimates, in applying accounting policies.  The most significant judgment in applying the Company’s consolidated financial statements include the assessment of the Company’s ability to continue as a going concern.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and accumulated impairment losses. Subsequent costs are included in the asset's carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of the replaced part is derecognized. All other repairs and maintenance are charged to the consolidated statement of operations during the financial period in which they are incurred.

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized in the consolidated statement of operations.

Property and equipment includes leasehold improvements, furniture and fixtures, and computer equipment which are recorded at cost. Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture and fixtures and office equipment is computed as follows:

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

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the U.S. dollar are translated as follows with the related transaction gains and losses being recorded in the consolidated statement of operations:

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

Comprehensive Loss

The Company presents changes in accumulated comprehensive income in its statement of stockholders' deficiency. Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the statement of operations.

Revenue Recognition

The Company recognizes and accounts for revenue in accordance with ASC 605 as a principal on the sale of goods. Pursuant to ASC 605, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection is reasonably assured. The Company considered ASC 605-45, Principal Agent Considerations, and determined that the Company acts as a principal in its revenue-generating activities as they are responsible for the production of goods purchased by the customer, can determine the pricing costs, goods purchased are paid directly by the Company, and has a credit risk with respect to collection of amounts owed by its customers.

Inventories

Inventories consist of raw materials and includes other costs that are directly incurred to bring the inventory to its present location and condition. Inventory is stated at the lower of cost and net realizable value, determined on the first-in-first-out basis, or market.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

Present Accounting Standards Not Yet Adopted

ASU 2014-09 is intended to clarify the principles for recognizing revenue by removing inconsistencies and weaknesses in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The provisions of this ASU were effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application was not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU is intended to simplify the presentation of debt issuance costs and conform to the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements to this topic. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs rateably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. INVENTORY

Inventories consist of raw materials which are used as ingredients to produce meals to be sold. Inventories are stated at the lower of cost and net realizable value, determined using the first-in-first-out basis, or market.

4. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2016, the Company had amounts due to the President, Vice President, and a company controlled by the Vice President, of $474,981 (2015 - $493,283). These amounts are unsecured, non-interest bearing, and due on demand.

During the year ended June 30, 2016, $29,440 (2015 - $33,357) was incurred as remuneration to officers and directors of the Company.

During the year ended June 30, 2015, the Company issued 166,677 shares in settlement of debt of $125,000 owing to a director.

5. PROPERTY AND EQUIPMENT

	June 30, 2016			June 30, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 5,418	$ 4,985	$ 433	$ 5,650	$ 4,646	$ 1,004
Furniture and fixtures	91,866	50,768	41,098	95,912	42,206	53,706
Leasehold improvements	152,561	47,734	104,827	159,110	37,636	121,474
	$ 246,845	$ 103,487	$ 146,358	$ 260,672	$ 84,488	$ 176,184

6. DEFERRED LEASE INCENTIVE

In February 2013, the Company received C$18,840 ($18,759) from the landlord for tenant improvement reimbursements which has been recorded as a lease incentive. It is being amortized on a straight line basis over the lease term of 10 years. Each year’s portion of the lease incentive has been offset against the rent expense.

7. COMMITMENT

The Company is committed until May 31, 2022 for payments totaling C$372,090 for premises under lease. The minimum lease payments are as follows:

2017	C$ 47,100
2018	50,868
2019	50,868
2020	50,868
2021	50,868
C$ 250,572

8. INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	Year ended
	June 30, 2016	June 30, 2015
Loss before income taxes	$(89,054)	$(137,800)
Corporate tax rate	34%	34%
Expected income tax recovery	(30,278)	(46,852)
Increase (decrease) resulting from:
Foreign exchange and others	4,570	10,000
Impact of foreign statutory tax rates	473	5,077
Change in valuation allowance	25,235	31,479
Future income tax recovery	$-	$-

The tax effects of temporary differences that give rise to the Company's future tax assets are as follows:

	June 30, 2016	June 30, 2015
Property and equipment	$21,000	$22,000
Loss carry forwards	159,000	133,000
	180,000	155,000
Valuation allowance	(180,000)	(155,000)
	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

The Company has tax pools which can be applied to reduce future taxable income, expiring as follows:

Property and equipment	$ 80,000	No expiry
Non-capital losses - US	$ 310,000	2034 - 2036
Non-capital losses - Canada	$ 205,000	2034 - 2036

9. COMMON STOCK

On October 20, 2014, the Company issued 30,000,000 shares to acquire The Spud Shack Fry Company Ltd., an operating British Columbia based restaurant (Note 1).

In November 2014, the Company issued 21,500,000 shares on conversion of $64,500 of convertible debt (Note 10).

In April 2015, the Company issued 5,000,000 shares on conversion of $5,000 of convertible debt (Note 10).

On September 15, 2015, the Company issued 10,000,000 shares on conversion of $10,000 of convertible debt (Note 10).

As at June 30, 2016 and 2015, the Company has no stock options or share purchase warrants outstanding.

10. CONVERTIBLE NOTES PAYABLE

The Company has outstanding various promissory notes as at June 30, 2016:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
	$407,678

The Company has outstanding various promissory notes as at June 30, 2015:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	60,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
	$388,892

The Company assessed the conversion options of the promissory notes granted during the year ended June 30, 2016 and 2015 and determined they had beneficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $28,786 for the year ended June 30, 2016 (2015 – $24,018). In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of June 30, 2016 and 2015.

The amount of interest payable on these notes was $51,178 as of June 30, 2016 (2015 - $31,530) and is included in accounts payable.

During the year ended June 30, 2016, $10,000 (2015 - $69,500) of debt was converted into 10,000,000 (2015 – 26,500,000) common shares (Note 9).

11. FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

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

At June 30, 2016, the Company had Level 1 financial instruments, consisting of cash with a fair value of $19,217 and bank indebtedness of $13,621

The Company's financial instruments generally consist of cash, deposits, bank indebtedness, accounts payable, convertible notes payable, and amounts due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values. The Company is exposed to currency risk by incurring certain expenditures in currencies other than the United States dollar. The Company does not use derivative instruments to reduce this currency risk.

ITEM 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

I-WELLNESS MARKETING GROUP, INC.

Date: February 15, 2017	/s/ Tim Ferguson
Timothy Ferguson, President