Form 10-Q
period 2016-09-30
I-WELLNESS MARKETING GROUP INC.
filed 2017-04-11
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Ye      . No      . N/A  X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 5, 2017: 66,937,187

PART 1 – FINANCIAL INFORMATION

I-WELLNESS MARKETING GROUP INC.

Condensed Consolidated Financial Statements

Three Months Ended September 30, 2016

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(Unaudited)

ASSETS
Current Assets
Cash	$19,482	$19,218
Inventory	6,434	6,487
Total Current Assets	25,916	25,705

Non-Current Assets
Deposits	4,926	5,638
Property and equipment, net	140,462	146,358

TOTAL ASSETS	$171,304	$177,701

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$10,716	$13,621
Accounts payable	183,563	175,901
Accrued liabilities	2,306	2,325
Convertible notes payable	418,866	407,678
Current portion of deferred lease incentive	1,436	1,448
Due to related parties	471,487	474,981
Total Current Liabilities	1,088,374	1,075,954
Long Term Liabilities
Deferred lease incentive	7,182	7,241
Total Liabilities	1,095,556	1,083,195

STOCKHOLDERS’ DEFICIENCY
Common Stock 300,000,000 shares authorized, at $0.001 par value: 66,937,845 shares issued and outstanding	66,937	66,937
Additional Paid-In Capital	106,944	95,805
Accumulated Other Comprehensive Income	69,776	67,286
Accumulated Deficit	(1,167,909)	(1,135,522)

Total Stockholders’ Deficiency	(924,252)	(905,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$171,304	$177,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	September 30, 2016	September 30, 2015

REVENUE	$100,532	$98,623
COST OF GOODS SOLD	(66,162)	(65,887)
GROSS MARGIN	34,370	32,736

EXPENSES
Depreciation	4,722	10,411
General and administrative	9,063	23,432
Interest expense	18,216	-
Management wages	8,049	6,878
Professional fees	12,327	3,225
Rent	14,380	8,643
TOTAL OPERATING EXPENSES	66,757	52,589
NET LOSS FROM OPERATIONS	(32,387)	(19,853)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	2,490	20,959

COMPREHENSIVE INCOME (LOSS)	$(29,897)	$1,106

NET LOSS PER COMMON SHARE	$-	$-
Basic and diluted
WEIGHTED AVERAGE OUTSTANDING SHARES	66,937,845	58,568,280
Basic and diluted

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,387)	$(19,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,722	10,411
Non-cash interest expense	11,188	3,225
Amortization of deferred lease incentive	(71)	(360)
Changes in operating assets and liabilities:
Inventory	53	-
Deposits	712	-
Accounts payable and accrued expenses	7,643	8,201
Net cash provided by (used in) operating activities	(8,140)	1,624

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(2,905)	(4,849)
Advances from convertible debt	11,188	3,225
Net cash provided by (used in) financing activities	8,283	(1,624)

Effect of foreign exchange on cash	121	(1,378)

Net increase (decrease) in cash	264	(1,378)

CASH, BEGINNING OF PERIOD	19,218	20,043
CASH, END OF PERIOD	$19,482	$18,665

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION

I-Wellness Marketing Group Inc. (the “Company”), was incorporated under the laws of the State of Nevada on June 16, 2010 with authorized capital stock of 300,000,000 shares at $0.001 par value. The Company owns a 100% interest in The Spud Shack Fry Company Ltd., a counter-service restaurant located in New Westminster, B.C, and also owns the worldwide marketing rights to a health and fitness app called 60K, currently under development for iPhone, Android, tablets and desktop computers.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of increasing revenue, or through a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-K of the Company for the period ended June 30, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for period ended June 30, 2016 included in the Company’s transition report on Form 10-K.

2. RELATED PARTIES

As of September 30, 2016, the Company had amounts due to the President, Vice President, and a company controlled by the Vice President, of $471,487 (June 30, 2016 - $474,981). These amounts are unsecured, non-interest bearing, and due on demand.

During the three months ended September 30, 2016, $8,049 (2015 - $6,878) was incurred as remuneration to officers and directors of the Company.

3. PROPERTY AND EQUIPMENT

	September 30, 2016 (unaudited)			June 30, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 5,373	$ 5,003	$ 370	$ 5,418	$ 4,985	$ 433
Furniture and fixtures	91,113	52,390	38,723	91,866	50,768	41,098
Leasehold improvements	151,311	49,942	101,369	152,561	47,734	104,827
	$ 247,797	$ 107,335	$ 140,462	$ 249,845	$ 103,487	$ 146,358

4. COMMITMENT

The Company is committed until August 29, 2022 for payments totaling CAD297,515 for premises under lease. The remaining minimum lease payments over the next five years are as follows:

2017	CAD 43,175
2018	50,868
2019	50,868
2020	50,868
2021	50,868
Thereafter	50,868
CAD 297,515

5. CONVERTIBLE NOTES PAYABLE

The Company has outstanding various promissory notes as at September 30, 2016:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
July 1, 2016	11,188	Demand	5%	$0.001
	$418,866

The Company has outstanding various promissory notes as at June 30, 2016:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
	$407,678

The Company assessed the conversion options of the promissory notes granted during the three months ended September 30, 2016 and determined they had beneficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $11,188 for the three months ended September 30, 2016 (2015 – $3,225). In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of September 30, 2016.

The amount of interest payable on these notes was $56,400 as of September 30, 2016 (June 30, 2016 - $51,178) and is included in accounts payable.

During the three months ended September 30, 2016, $nil (2015 - $10,000) of debt was converted into common shares (2015 – 10,000,000).

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

As of September 30, 2016, we had a working capital deficit of $1,062,548, a slight increase over the working capital deficit of $1,050,249 at June 30, 2016. This increase resulted primarily from fluctuations in the USD/CAD exchange rate and a net overall increase in operating expenses.

For the 3 months ending September 30, 2016 we had a net loss from operations of $32,387 compared to a net loss of $19,853 from operations for the 3 months ending September 30, 2015. This increased loss resulted primarily from interest expense of $18,216 and other operating expenses as sales and cost of goods sold remained relatively consistent.

Foreign Currency and Exchange Rates

Our Company has assets in Mexico, Canada, and the Ukraine and, when applicable, will pay expenses in the local currency. Any currency fluctuation in an adverse way will increase our costs and affect our ability to generate profits from our activities.

Requirements for Cash over the next twelve months

Despite the commitment of our director to advance us funds over the next twelve months, our future financial success will be dependent on our ability to obtain third party debt or equity financing and ultimately on the ability of assets to generate profits. As of the date of this Quarterly Report on Form 10-Q, we have not generated sufficient revenues to cover expenses. We may not be able to secure other sources of financing or any available sources may not be on favorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s quarterly report on internal control over financial reporting

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of September 30, 2016.

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

•

no flagrant violations under Section 110(b) (2) of the Mine Safety Act;

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

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-WELLNESS MARKETING GROUP INC.

Date: April 5, 2017	/s/ Timothy Ferguson
Timothy Ferguson Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director