Form 10-Q
period 2016-12-31
I-WELLNESS MARKETING GROUP INC.
filed 2017-04-12
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2016

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

Six Months Ended December 31, 2016

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(Unaudited)

ASSETS
Current Assets
Cash	$19,032	$19,218
Amounts receivable	1,490	-
Inventory	6,285	6,487
Total Current Assets	26,807	25,705

Non-Current Assets
Deposits	4,163	5,638
Property and equipment, net	132,632	146,358

TOTAL ASSETS	$163,602	$177,701

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$3,483	$13,621
Accounts payable	188,818	175,901
Accrued liabilities	2,253	2,325
Convertible notes payable	462,195	407,678
Current portion of deferred lease incentive	1,403	1,448
Due to related parties	462,226	474,981
Total Current Liabilities	1,120,378	1,075,954
Long Term Liabilities
Deferred lease incentive	7,016	7,241
TOTAL LIABILITIES	1,127,394	1,083,195

STOCKHOLDERS’ DEFICIENCY
Common Stock 300,000,000 shares authorized, at $0.001 par value: 66,937,845 shares issued and outstanding	66,937	66,937
Additional Paid-In Capital	150,269	95,805
Accumulated Other Comprehensive Income	76,544	67,286
Accumulated Deficit	(1,257,542)	(1,135,522)

Total Stockholders’ Deficiency	(963,792)	(905,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$163,602	$177,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

REVENUE	$107,735	$105,608	$208,267	$204,337
COST OF GOODS SOLD	(65,099)	(74,696)	(131,261)	(140,695)
GROSS MARGIN	42,636	30,912	77,006	63,642

EXPENSES
Depreciation	4,618	746	9,340	11,064
General and administrative	11,970	26,671	21,033	49,013
Interest expense	50,857	-	69,073	-
Management wages	18,514	7,867	26,563	14,757
Professional fees	32,040	6,543	44,367	9,768
Rent	14,270	7,623	28,650	16,615
TOTAL OPERATING EXPENSES	132,269	49,450	199,026	101,217
NET LOSS FROM OPERATIONS	(89,633)	(18,538)	(122,020)	(37,575)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	6,768	9,208	9,258	30,167

COMPREHENSIVE LOSS	$(82,865)	$(9,330)	$(112,762)	$(7,408)

NET LOSS PER COMMON SHARE	$-	$-	$-	$-
Basic and diluted
WEIGHTED AVERAGE OUTSTANDING SHARES	66,937,845	66,937,845	66,937,845	65,035,671
Basic and diluted

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,020)	$(37,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,340	11,064
Non-cash interest expense	54,517	-
Professional fees	-	9,768
Amortization of deferred lease incentive	(270)	(713)
Changes in operating assets and liabilities:
Amounts receivable	(1,490)	-
Inventory	202	-
Deposits	1,475	-
Accounts payable and accrued expenses	12,845	9,515
Net cash used in operating activities	(45,401)	(7,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(10,138)	(1,827)
Advances from convertible debt	54,517	9,768
Net cash provided by financing activities	44,379	7,941

Effect of foreign exchange on cash	836	(1,980)

Net decrease in cash	(186)	(1,980)

CASH, BEGINNING OF PERIOD	19,218	20,043
CASH, END OF PERIOD	$19,032	$18,063

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-K of the Company for the period ended June 30, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for year ended June 30, 2016 included in the Company’s transition report on Form 10-K.

2. RELATED PARTIES

As of December 31, 2016, the Company had amounts due to the President, Vice President, and a company controlled by the Vice President, of $462,226 (June 30, 2016 - $474,981). These amounts are unsecured, non-interest bearing, and due on demand.

During the six months ended December 31, 2016, $26,563 (2015 - $14,757) was incurred as remuneration to officers and directors of the Company.

3. PROPERTY AND EQUIPMENT

	December 31, 2016 (unaudited)			June 30, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 5,249	$ 4,945	$ 304	$ 5,418	$ 4,985	$ 433
Furniture and fixtures	89,010	53,171	35,839	91,866	50,768	41,098
Leasehold improvements	147,818	51,329	96,489	152,561	47,734	104,827
	242,077	$ 109,445	$ 132,632	$ 246,845	$ 103,487	$ 146,358

4. COMMITMENT

The Company is committed until August 29, 2022 for payments totaling CAD 285,740 for premises under lease. The remaining minimum lease payments over the next five years are as follows:

2017	CAD 31,400
2018	50,868
2019	50,868
2020	50,868
2021	50,868
Thereafter	50,868
CAD 285,740

5. CONVERTIBLE NOTES PAYABLE

The Company has outstanding various promissory notes as at December 30, 2016:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
July 1, 2016	11,188	Demand	5%	$0.001
October 1, 2016	43,329	Demand	5%	$0.001
	$462,195

The Company has outstanding various promissory notes as at June 30, 2016:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
	$407,678

The Company assessed the conversion options of the promissory notes granted during the six months ended December 31, 2016 and determined they had beneficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $54,517 for the six months ended December 31, 2016 (2015 – $9,768). In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of December 31, 2016.

The amount of interest payable on these notes was $62,162 as of December 31, 2016 (June 30, 2016 - $51,178) and is included in accounts payable. During the six months ended December 31, 2016, $nil (2015 - $10,000) of debt was converted into common shares (2015 – 10,000,000).

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

As of December 31, 2016, we had a working capital deficit of $1,093,571, an increase over the working capital deficit of $1,050,249 at June 30, 2016. This increase resulted primarily from fluctuations in the USD/CAD exchange rate and a net overall increase in payables relating to operating expenses.

For the 3 months ending December 31, 2016 we had a net loss from operations of $89,633 compared to a net loss of $18,538 from operations for the 3 months ending December 31, 2015. This increased loss resulted primarily from interest expense and other operating expenses as sales and cost of goods sold remained relatively consistent. Our comprehensive net loss for the 6 months ending December 31, 2016 was $122,020 primarily as a result of interest expense, management and professional fees and rent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2016.

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