Form 10-Q
period 2017-03-31
I-WELLNESS MARKETING GROUP INC.
filed 2017-05-30
CIK 1514324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

      .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 23, 2017: 66,937,187

I-WELLNESS MARKETING GROUP INC.

Condensed Consolidated Financial Statements

Nine Months Ended March 31, 2017

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(Unaudited)

ASSETS
Current Assets
Cash	$23,967	$19,218
Amounts receivable	1,504	-
Inventory	6,345	6,487
Total Current Assets	31,816	25,705

Non-Current Assets
Deposits	3,547	5,638
Property and equipment, net	129,271	146,358

TOTAL ASSETS	$164,634	$177,701

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Bank indebtedness	$-	$13,621
Accounts payable	199,191	175,901
Accrued liabilities	2,274	2,325
Convertible notes payable	479,750	407,678
Current portion of deferred lease incentive	1,417	1,448
Due to related parties	466,183	474,981
Total Current Liabilities	1,148,815	1,075,954
Long Term Liabilities
Deferred lease incentive	7,083	7,241
TOTAL LIABILITIES	1,155,898	1,083,195

STOCKHOLDERS’ DEFICIENCY
Common Stock
300,000,000 shares authorized, at $0.001 par value:
66,937,845 shares issued and outstanding	66,937	66,937
Additional Paid-In Capital	167,826	95,805
Accumulated Other Comprehensive Income	73,752	67,286
Accumulated Deficit	(1,299,779)	(1,135,522)

Total Stockholders’ Deficiency	(991,264)	(905,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$164,634	$177,701

Nature of operations and continuance of business (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

REVENUE	$121,040	$103,836	$329,307	$308,330
COST OF GOODS SOLD	(76,357)	(67,097)	(207,618)	(207,788)
GROSS MARGIN	44,683	36,739	121,689	100,542

EXPENSES
Depreciation	4,654	5,329	13,994	16,393
General and administrative	11,718	11,597	32,751	38,534
Interest expense	25,279	17,914	94,352	40,062
Management wages	8,463	6,561	35,026	21,306
Professional fees	23,629	7,471	67,996	17,239
Rent	13,177	12,363	41,827	29,091
TOTAL OPERATING EXPENSES	86,920	61,235	285,946	162,625
NET LOSS FROM OPERATIONS	(42,237)	(24,496)	(164,257)	(62,083)
OTHER COMPREHENSIVE INCOME
Foreign currency translation	(2,792)	-	6,466	11,492

COMPREHENSIVE LOSS	$(45,029)	$(24,496)	$(157,791)	$(50,591)

NET LOSS PER COMMON SHARE Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES Basic and diluted	66,937,845	64,137,845	66,937,845	64,137,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

I-WELLNESS MARKETING GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,257)	$(62,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,994	16,393
Non-cash interest expense	72,072	21,861
Amortization of deferred lease incentive	(189)	(1,056)
Changes in operating assets and liabilities:
Amounts receivable	(1,504)	-
Inventory	142	-
Deposits	2,091	-
Accounts payable and accrued liabilities	23,239	5,617
Net cash used in operating activities	(54,412)	(19,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(13,621)	(2,592)
Advances from convertible debt	72,072	21,861
Proceeds from related parties	500	-
Net cash provided by financing activities	58,951	19,268

Effect of foreign exchange on cash	210	(768)

Net increase (decrease) in cash	4,749	(768)

CASH, BEGINNING OF PERIOD	19,218	20,043
CASH, END OF PERIOD	$23,967	$19,275

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

I-Wellness Marketing Group Inc. (the “Company”), was incorporated under the laws of the State of Nevada on June 16, 2010 as Monarchy Ventures Inc., with authorized capital stock of 300,000,000 shares at $0.001 par value. The Company owns a 100% interest in The Spud Shack Fry Company Ltd., a counter-service restaurant located in New Westminster, B.C, and also owns the worldwide marketing rights to a health and fitness app called 60K, currently under development for iPhone, Android, tablets and desktop computers.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-K of the Company for the year ended June 30, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for year ended June 30, 2016 included in the Company’s report on Form 10-K.

2. RELATED PARTIES

As of March 31, 2017, the Company had amounts due to the President, Vice President, and a company controlled by the Vice President, of $466,183 (June 30, 2016 - $474,981). These amounts are unsecured, non-interest bearing, and due on demand.

During the nine months ended March 31, 2017, $35,026 (2016 - $21,306) was incurred as remuneration to officers and directors of the Company.

3. PROPERTY AND EQUIPMENT

	March 31, 2017			June 30, 2016
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 5,300	$ 5,051	$ 249	$ 5,418	$ 4,985	$ 433
Furniture and fixtures	89,863	55,691	34,172	91,866	50,768	41,098
Leasehold improvements	149,234	54,384	94,850	152,561	47,734	104,827
	$ 244,397	$ 115,126	$ 129,271	$ 246,845	$ 103,487	$ 146,358

4. COMMITMENT

The Company is committed until August 29, 2022 for payments totaling C$273,965 for premises under lease. The remaining minimum lease payments over the next five years are as follows:

2017	C$ 19,625
2018	50,868
2019	50,868
2020	50,868
2021	50,868
Thereafter	50,868
C$ 273,965

5. CONVERTIBLE NOTES PAYABLE

The Company has outstanding various promissory notes as at March 31, 2017:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
July 1, 2016	11,188	Demand	5%	$0.001
October 1, 2016	43,329	Demand	5%	$0.001
January 24, 2017	10,000	Demand	5%	$0.001
January 31, 2017	315	Demand	5%	$0.001
February 28, 2017	2,015	Demand	5%	$0.001
March 31, 2017	5,225	Demand	5%	$0.001
	$479,750

The Company has outstanding various promissory notes as at June 30, 2016:

Date Issued	Amount	Term	Interest Rate	Conversion Rate
August 1, 2013	$75,000	Demand	5%	$0.01
April 27, 2014	50,000	Demand	5%	$0.001
April 27, 2014	30,000	Demand	5%	$0.001
May 1, 2014	45,705	Demand	5%	$0.001
May 1, 2014	32,570	Demand	5%	$0.001
June 1, 2014	35,000	Demand	5%	$0.001
July 3, 2014	86,599	Demand	5%	$0.001
January 1, 2015	24,018	Demand	5%	$0.001
July 31, 2015	28,786	Demand	5%	$0.001
	$407,678

The Company assessed the conversion options of the promissory notes granted during the nine months ended March 31, 2017 and determined they had beneficial conversion features with intrinsic values in excess of the principal balance. Therefore, the Company recorded debt discounts of $72,072 for the nine months ended March 31, 2017 (2016 – $21,861). In addition, as these promissory notes are payable on demand, the debt discounts were fully amortized to interest expense as of March 31, 2017.

The amount of interest payable on these notes was $68,158 as of March 31, 2017 (June 30, 2016 - $51,178) and is included in accounts payable.

During the nine months ended March 31, 2017, $nil (2016 - $10,000) of debt was converted into common shares (2016 – 10,000,000).

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

As of March 31, 2017, we had a working capital deficit of $1,116,999, an increase over the working capital deficit of $1,050,249 at June 30, 2016. This increase resulted primarily from fluctuations in the USD/CAD exchange rate and a net overall increase in payables relating to operating expenses.

For the 3 months ending March 31, 2017 we had a net loss from operations of $45,029 compared to a net loss of $24,496 from operations for the 3 months ending March 31, 2016. This increased loss resulted primarily from interest expense and other operating expenses as sales and cost of goods sold remained relatively consistent. Our comprehensive net loss for the 9 months ending March 31, 2017 was $157,791 primarily as a result of interest expense, management and professional fees and rent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer, who is also our principal financial officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, we have concluded that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these are: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books; (4) inability to get accounting information and schedules to our auditors in a timely manner.

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

As a result of these material weaknesses, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2017.

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

I-WELLNESS MARKETING GROUP INC.

Date: May 30, 2017	/s/ Timothy Ferguson
Timothy Ferguson Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director